Form 10-Q
period 1999-09-30
SMARTDISK CORP
filed 1999-11-17
CIK 1058959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------
                                    FORM 10-Q

                                   (MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended - September 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to _____________

                        COMMISION FILE NUMBER: 000-27257

                             SMARTDISK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   65-0733580
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  3506 Mercantile Avenue, Naples, Florida 34104
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (941) 436-2500
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______________  No ______________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 31, 1999, there were 15,976,011 shares of the Registrant's Common Stock outstanding, par value $0.001.

                              SMARTDISK CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1) Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.

2) Condensed Consolidated Statements of Operations for the three months ended and nine months ended September 30, 1999 and 1998.

3) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

4)       Notes to Condensed Consolidated Financial Statements -- September 30,
         1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 27.1 - Financial Data Schedule (available in EDGAR format only)

PART I - FINANCIAL INFORMATION

                              SMARTDISK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,              DECEMBER 31,
                                                                            1999                      1998
                                                                   ---------------------     ---------------------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $    4,186,266           $    2,919,728
   Restricted cash                                                          1,050,000                1,050,000
   Accounts receivable, net                                                 5,492,294                2,195,356
   Notes receivable                                                         4,775,561                1,381,886
   Inventories, net                                                           537,941                1,689,020
   Prepaid expenses and other current assets                                2,500,165                  280,291
                                                                   ---------------------     ---------------------
                  Total current assets                                     18,542,227                9,516,281
Property and equipment, net                                                 2,324,034                  682,014
Intangible assets, net                                                      1,077,667                  740,978
Capitalized IPO costs                                                       1,630,973                        -
Deposits and other assets                                                     241,663                  196,682
                                                                   ---------------------     ---------------------
TOTAL ASSETS                                                            $  23,816,564            $  11,135,955
                                                                   =====================     =====================
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                    $    5,923,553          $     3,706,297
   Bank line of credit                                                      4,746,082                2,247,718
   Deferred research and development contract revenue                       2,335,121                        -
   Other accrued liabilities                                                2,456,354                  693,590
                                                                   ---------------------     ---------------------
                  Total current liabilities                                15,461,110                6,647,605
Deferred income tax liability                                                 353,871                  184,658
Stockholder loan                                                                    -                  648,147
Commitments and contingencies
Redeemable common stock; 2,487,500 shares issued
   and outstanding                                                          9,991,918                9,991,918
Stockholders' deficit:
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none issued                                                        -                        -
   Common stock, $.001 par value; 60,000,000 shares authorized;
     10,116,988 issued and 10,036,011 outstanding at September 30,
     1999; 9,296,723 issued and 9,216,496 outstanding at
     December 31, 1998                                                         10,117                    9,297
   Capital in excess of par value                                          21,915,640               16,351,092
   Treasury  stock,  80,977  shares  at  September  30,  1999 and
     80,227 shares at December 31, 1998, at cost                              (58,304)                 (57,764)
   Accumulated other comprehensive income                                     714,515                  478,948
   Notes receivable from officers/employees                                  (417,334)                (417,334)
   Accumulated deficit                                                    (24,154,969)             (22,700,612)
                                                                   ---------------------     ---------------------
                  Total stockholders' deficit                              (1,990,335)              (6,336,373)
                                                                   ---------------------     ---------------------
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
   DEFICIT                                                              $  23,816,564            $  11,135,955
                                                                   =====================     =====================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SMARTDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                 ------------------------------------     -------------------------------------
                                                      1999                1998                 1999                 1998
                                                 ---------------    -----------------     ----------------    -----------------
Revenues
     Product sales                                   $11,330,427      $ 4,848,850            $ 25,127,147      $  8,638,829
     Royalties                                           133,233           40,096                 329,253           222,419
                                                 ---------------    -----------------     ----------------    -----------------
Total revenues                                        11,463,660        4,888,946              25,456,400         8,861,248

Cost of revenues                                       6,968,112        3,368,673              17,239,130         6,621,191
                                                 ---------------    -----------------     ----------------    -----------------
Gross profit                                           4,495,548        1,520,273               8,217,270         2,240,057

Operating expenses
     Research and development                          1,416,864          292,653               3,870,355           977,524
     Sales and marketing                                 733,474          819,322               2,176,859         1,550,072
     General and administrative                        1,397,494        1,075,628               3,368,902         3,161,527
                                                 ---------------    -----------------     ----------------    -----------------
Total operating expenses                               3,547,832        2,187,603               9,416,116         5,689,123
                                                 ---------------    -----------------     ----------------    -----------------

Operating income (loss)                                  947,716         (667,330)             (1,198,846)       (3,449,066)
Interest and other income (expense)                       13,625          (16,779)                 71,906            (2,456)
                                                 ---------------    -----------------     ----------------    -----------------
Net income (loss) before income taxes                    961,341         (684,109)             (1,126,940)       (3,451,522)

Income tax expense (benefit)                             259,651            6,158                 327,417           (32,236)
                                                 ---------------    -----------------     ----------------    -----------------
Net income (loss)                                    $   701,690      $  (690,267)          $  (1,454,357)     $ (3,419,286)
                                                 ===============    =================     ================    =================
Earnings (loss) per share - basic                    $      0.07      $     (0.09)          $       (0.16)     $      (0.43)
                                                 ===============    =================     ================    =================
Earnings (loss) per share - diluted                  $      0.05      $     (0.09)          $       (0.16)     $      (0.43)
                                                 ===============    =================     ================    =================
Weighted   average  shares  used  to  calculate
     earnings (loss) per share amounts
         Basic                                         9,616,286        8,031,979               9,234,346         7,876,561
                                                 ===============    =================     ================    =================
         Diluted                                      12,766,328        8,031,979               9,234,346         7,876,561
                                                 ===============    =================     ================    =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              SMARTDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                        ---------------------------------------------
                                                                                1999                    1998
                                                                        -------------------     ---------------------
Cash flows from operating activities:
   Net loss                                                                  $ (1,454,357)            $ (3,419,286)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                               936,802                  444,383
       Amortization                                                               387,121                  282,339
       Bad debt expense                                                            81,469                   32,561
       Provision for inventory obsolescence                                       100,900                        -
       Employee stock option expense                                               76,500                        -
       Deferred income tax benefit                                                169,213                  (66,399)
       Changes in assets and liabilities:
         (Increase) decrease in assets:
         Accounts receivables                                                  (3,378,407)                (453,579)
         Notes receivable                                                      (3,393,675)                (479,117)
         Inventories                                                            1,050,179               (2,136,459)
         Prepaid expenses and other current assets                             (2,219,874)                 (53,089)
         Capitalized IPO costs                                                 (1,630,973)                       -
         Deposits and other assets                                                (39,979)                (168,938)
         Intangible assets                                                       (429,156)                       -
         Increase (decrease) in liabilities:
         Accounts payable                                                       2,217,256                2,144,627
         Deferred research and development contract revenue                     2,335,121                        -
         Other accrued liabilities                                              1,762,764                  762,463
                                                                        -------------------     ---------------------
Net cash used in operating activities                                          (3,429,096)              (3,110,494)

Cash flows from investing activities:
   Purchases of property and equipment                                         (2,399,110)                (939,797)
   Increase in restricted cash                                                          -               (1,079,590)
                                                                        -------------------     ---------------------
Net cash used in investing activities                                          (2,399,110)              (2,019,387)

Cash flows from financing activities:
   Proceeds from issuance of exchangeable note                                          -                5,000,000
   Net proceeds from line of credit                                             2,498,364                  477,684
   Repayment of stockholder loan                                                        -               (4,323,970)
   Repayment of loan from related parties                                               -               (1,045,000)
   Proceeds from sale of redeemable common stock                                        -                4,950,000
   Proceeds from sale of common stock                                           4,300,000                  165,000
   Proceeds from exercise of stock options                                        175,496                   94,967
   Proceeds from sale of stock by SDL                                              65,225                        -
   Purchase of treasury stock                                                        (540)                 (57,764)
                                                                        -------------------     ---------------------
Net cash provided by financing activities                                       7,038,545                5,260,917
Effect of exchange rate fluctuations on cash                                       56,199                  (19,968)
                                                                        -------------------     ---------------------
Increase (decrease) in cash                                                     1,266,538                  111,068
Cash and cash equivalents at beginning of period                                2,919,728                  329,778
                                                                        -------------------     ---------------------
Cash and cash equivalents at end of period                                   $  4,186,266             $    440,846
                                                                        ===================     =====================
Significant non-cash activities:
   Acquisition of SDL patents                                                                             $300,000
   Conversion of stockholder loan to capital                                     $648,147
   Exchange of note payable plus accrued interest for redeemable
     common stock                                                                                       $5,041,918
   Notes receivable obtained for stock option exercise                                                    $417,334
   Issuance of common stock for licenses and trademarks                          $300,000                 $600,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SMARTDISK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for SmartDisk Corporation ("SmartDisk" or the "Company") have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

For further information, refer to the consolidated financial statements and footnotes thereto for the six months ended June 30, 1999 and 1998 (unaudited) and the years ended December 31, 1998, 1997 and 1996 included in the Company's Registration Statement on Form S-1 (Commission File No. 333-82793), which was declared effective on October 5, 1999.

NOTE 2.  STOCKHOLDERS' DEFICIT

In January and July 1999, SmartDisk sold a total of 650,000 shares of its common stock in private transactions for gross proceeds of $4.3 million.

In August 1999, the Company completed a reverse stock split of one for four. These condensed consolidated financial statements and footnotes have been retroactively restated to reflect the reverse stock split in the prior periods, including all references in the financial statements to number of shares and per share amounts.

In August 1999, the Company amended and restated its Certificate of Incorporation such that the number of shares of authorized capital stock was increased to 65,000,000 shares, consisting of 60,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value $0.001 per share.

NOTE 3.  EARNINGS (LOSS) PER SHARE DATA

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period plus the dilutive effect of the conversion of the outstanding redeemable common stock, outstanding shares of non-vested stock and outstanding stock options using the "treasury stock" method. For all of 1998 and the nine months ended September 30, 1999, the redeemable common stock, shares of non-vested stock and stock options were excluded from the calculation of earnings (loss) per share because they were anti-dilutive. They have been included in the computation of earnings per share for the three months ended September 30, 1999 due to their dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated.

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                              --------------------------------      ----------------------------------
                                                  1999              1998                 1999               1998
                                              --------------    --------------      ---------------    ---------------
Basic:
Net income (loss)                              $   701,690        $ (690,267)         $(1,454,357)       $(3,419,286)
                                              ==============    ==============      ===============    ===============
Weighted average shares outstanding              9,616,286         8,031,979            9,234,346          7,876,561
                                              ==============    ==============      ===============    ===============
Basic earnings (loss) per share                $      0.07        $    (0.09)         $     (0.16)       $     (0.43)
                                              ==============    ==============      ===============    ===============
Diluted:
Net income (loss)                              $   701,690        $ (690,267)         $(1,454,357)       $(3,419,286)
                                              ==============    ==============      ===============    ===============
Weighted average shares outstanding              9,616,286         8,031,979            9,234,346          7,876,561
Effect of conversion of redeemable common
     stock                                       2,487,500                 -                    -                  -
Effect of non-vested stock                         395,420                 -                    -                  -
Net effect of dilutive stock options--based
     on the treasury stock method                  267,122                 -                    -                  -
                                              --------------    --------------      ---------------    ---------------
                                                12,766,328         8,031,979            9,234,346          7,876,561
                                              ==============    ==============      ===============    ===============
Diluted earnings (loss) per share             $       0.05             (0.09)         $     (0.16)       $     (0.43)
                                              ==============    ==============      ===============    ===============

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity that result from transactions and other economic events during the period other than transaction with stockholders. The significant components of other comprehensive income (expense) for the Company include equity adjustments resulting from the translation of the balance sheet for the Japanese branch and the European subsidiary. The following table sets forth the computation of comprehensive income (loss) for the periods indicated.

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                             ---------------------------------     ---------------------------------
                                                  1999              1998                1999              1998
                                             ---------------    --------------     ---------------    --------------
Net income (loss)                                  $ 701,690       $  (690,267)        $(1,454,357)     $(3,419,286)
Other comprehensive income (expense):
     Currency translation adjustment                 240,998            57,461             235,567           (4,377)
                                             ---------------    --------------     ---------------    --------------
Total comprehensive income (loss)                  $ 942,688       $  (632,806)        $(1,218,790)     $(3,423,663)
                                             ===============    ==============     ===============    ==============

NOTE 5.  SEGMENT INFORMATION

SmartDisk operates in the United States, Japan and Europe and derives substantially all of its revenues from sales of its FlashPath product, a solid-state electronic device in the shape of a 3.5-inch floppy diskette. The Company operates in one reportable business segment. There have been no significant changes in our operating segments or in the geographic location of our long-lived assets since June 30, 1999, the date of our most recent audited financial statements included in our prospectus dated October 5, 1999.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because SmartDisk currently holds no derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

NOTE 7.  SUBSEQUENT EVENTS

On October 5, 1999, the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission was declared effective. The Company realized net proceeds of approximately $33.8 million from the sale of 3,000,000 shares of common stock at an initial public offering price of $13.00 per share after deducting offering expenses of approximately $2.5 million and underwriting discounts and commissions. In addition, the underwriters fully exercised their option to purchase an additional 450,000 shares of common stock at the offering price resulting in net additional proceeds to the Company of approximately $5.4 million after deducting underwriting discounts and commissions.

Upon the successful completion of the Company's initial public offering, the 2,487,500 shares of redeemable common stock outstanding as of September 30, 1999, converted into nonredeemable common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report.

Certain statements contained in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to the Company on the date hereof. The Company makes no commitment to update any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Company's Prospectus dated October 5, 1999.

OVERVIEW

SmartDisk designs and develops products that enable consumers to easily share digital data among advanced consumer electronic products, PCs and the Internet. Consumers are increasingly relying on the transfer of digital information between electronic devices as an important part of their daily lifestyles. We believe that our products provide an easy-to-use, cost-effective and versatile solution for the exchange of digital data. Our patented products, FlashPath and Smarty, allow consumers to use the familiar 3.5 inch floppy drive--found on most PCs worldwide--to simplify the exchange of images, music, voice and other digital data. This widely recognized format reduces consumer intimidation frequently created by new technologies, facilitating the adoption of our products and various consumer-oriented digital appliances.

Our FlashPath and Smarty products can be used with a variety of PC hardware platforms and software environments. Our driver software is included with our products and can also be downloaded free of charge from the Internet. The software enables our products to operate with Windows 95, Windows 98, Windows NT, NEC Windows and Macintosh operating systems. The versatility of our products will become more important as consumers increase their reliance on flash memory cards to store and transfer digital data where traditional memory storage devices such as floppy disks are inadequate due to capacity or form factor constraints. FlashPath transfers digital data to the PC without cables or hardware installation and without using limited desktop space or personal computer ports.

Our current FlashPath product is used primarily to transfer images to PCs from digital cameras using the Toshiba SmartMedia flash memory card. SmartMedia cards are used in cameras made by a number of leading camera manufacturers, including FujiFilm, Olympus, Polaroid, Ricoh, Sanyo, Sharp and Toshiba.

We are currently developing, with Sony and SanDisk, additional FlashPath products to support their flash memory cards--the Memory Stick and the MultiMediaCard. These flash memory cards are expected to have applications in "smart" cellular phones, digital cameras and camcorders, digital audio players and video game devices. In addition to our product development efforts with Sony and SanDisk, we also have strategic relationships with a number of key electronics industry companies, including Atmel, Hitachi, Mitsumi, NEC, Toshiba and Yamaichi. Our strategic partners actively participate in the development of our product pipeline, provide us with access to leading-edge manufacturing capabilities, and market and distribute our products globally.

RESULTS OF OPERATIONS

REVENUES. Our product revenues from the sale of our FlashPath and Smarty products are recognized at the time of shipment to customers. Our royalty revenues consist of royalties earned on the sales of our first product, SafeBoot, which is licensed to and sold by Fischer International, an affiliate. Our total revenues were approximately $11.5 for the three months ended September 30, 1999 compared to approximately $4.9 million for the same period of the preceding year. Total revenues were approximately $25.5 million for the nine months ended September 30, 1999 compared to approximately $8.9 million in the same period of the preceding year. These increases were attributable to higher sales of our FlashPath product, which was commercially introduced by SmartDisk in mid-1998, partially offset by decreases in our Smarty sales of approximately $160,000 for the three months ended September 30, 1999 and $440,000 for the nine months ended September 30, 1999. As a result of the growth of our FlashPath revenues and the decrease in Smarty sales, Smarty revenues represented less than 3% of total revenues in the nine months ended September 30, 1999 compared to 11% in the nine months ended September 30, 1998.

COST OF REVENUES. Cost of revenues includes the purchased cost of product, packaging, freight and royalties for our FlashPath and Smarty products, the creation of disks for our SafeBoot product and scrap and inventory provisions. Cost of revenues increased to approximately $7.0 million for the three months ended September 30, 1999 compared to approximately $3.4 million for the same period of the preceding year. Cost of revenues were approximately $17.2 million for the nine months ended September 30, 1999 compared to approximately $6.6 million for the same period of the preceding year. These increases in cost were due primarily to the increase in sales of our FlashPath product.

GROSS PROFIT. Our gross profit for the third quarter of 1999 increased to approximately $4.5 million or 39% of revenue, compared to approximately $1.5 million or 31% of revenue in the comparable quarter of 1998. Our gross profit for the nine months ended September 30, 1999 increased to approximately $8.2 million or 32% of revenue, compared to approximately $2.2 million or 25% of revenue in the comparable period of the preceding year. The increase in the gross profit and gross profit percentage from year to year is primarily the result of revenue growth and improved margins on our FlashPath product. The improved FlashPath product margins achieved in the third quarter are related to our efforts to reduce our cost per unit and a favorable mix associated with higher shipments to customers outside of our largest OEMs. We expect gross margins on our FlashPath product for SmartMedia to remain approximately consistent with the current level; however, our largest OEM customers may seek price concessions, which could cause a reduction in our gross margins.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses increased to approximately $1.4 million for the third quarter of 1999 compared to approximately $290,000 in the comparable period of the preceding year. Approximately $580,000 of this increase was attributable to the hiring of additional technical personnel, including salaries and related payroll expenses, approximately $310,000 to costs incurred in conjunction with a research and development contract and approximately $190,000 to the outsourcing of product development.

Research and development expenses increased to approximately $3.9 million for the first nine months of 1999 compared to approximately $980,000 in the comparable period of the preceding year. Approximately $1.1 million of this increase was attributable to the hiring of additional technical personnel, including salaries and related payroll expenses, approximately $1.0 million to costs associated with a research and development contract and approximately $470,000 to the outsourcing of product development.

All of these expenses were to support our development of enhanced versions of our existing FlashPath and Smarty products, as well as our development of new FlashPath products designed to work with the Sony Memory Stick and the SanDisk MultiMediaCard. We expect that our research and development expenses will continue to increase in connection with the development of our future FlashPath products.

SALES AND MARKETING EXPENSES. Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States and Japan. These expenses also include other selling and marketing expenditures for items such as trade shows, marketing and promotional programs. Sales and marketing expenses decreased to approximately $730,000 for the third quarter of 1999 compared to approximately $820,000 in the comparable period of the preceding year. The higher costs in 1998 are attributable to various additional costs incurred with the introduction of the FlashPath product including salaries and payroll related expenses to ramp up our Tokyo, Japan office which was established in March 1998.

Sales and marketing expenses for the first nine months of 1999 increased to approximately $2.2 million compared to $1.6 million in the comparable period of the preceding year. Approximately $300,000 of this increase was attributable to additional staffing, including salaries and related expenses, at our Tokyo, Japan office, approximately $100,000 to additions in our sales and marketing staff and related expenses at our headquarters office in Florida, and approximately $200,000 to promotional programs, including travel and related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $1.4 million in the third quarter of 1999 from approximately $1.1 million in the comparable period of the preceding year. Such expenses increased to approximately $3.4 million in the first nine months of 1999 from approximately $3.2 million in the comparable period of the preceding year. The increase in expenses from year to year is primarily due to increases in professional services, legal fees and personnel related costs including salaries, bonuses and relocation expenses.

INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense) includes interest earned on cash balances, interest expense on the bank line of credit in Japan and gains or losses on foreign exchange. There were no significant fluctuations between the comparable periods from year to year.

PROVISION FOR INCOME TAXES. We are subject to tax in Japan and a number of other jurisdictions where we do business, including the United States and United Kingdom. These jurisdictions have different marginal tax rates. As of September 30, 1999, we provided for Japanese withholding tax of approximately $257,000 on royalty income from Japan. We also provided for Japanese income tax of approximately $164,000 due to income earned in Japan. In addition, income tax benefits of approximately $94,000 and $70,000 were realized in the September 30, 1999 and 1998 periods due to amortization of intangible assets. As of December 31, 1998 we had a net operating loss carry forward of approximately $6.1 million for United States federal income tax purposes. However, we have provided a valuation allowance to reduce the related deferred tax asset to zero.

LIQUIDITY AND CAPITAL RESOURCES

During 1998 and 1999, we financed our operations and repaid loans outstanding through short-term borrowings and the sale of equity securities in private placements with several strategic investors. At September 30, 1999, we had total cash and cash equivalents of approximately $4.2 million and working capital of approximately $3.1 million.

Our Japanese branch has a line of credit with maximum borrowing capacity of $2.8 million (305 million Yen). The facility is collateralized by a time deposit and accounts receivable. The Company maintains a time deposit with the bank that has a balance at September 30, 1999 of approximately $1.0 million. We may borrow up to 90% of this amount. In addition, accounts receivable of up to $1.9 million (200 million Yen) of specified trade customers may be used as additional collateral. The interest rate on borrowings under the credit facility is 1.375% per year and the credit facility must be renewed every six months. The current agreement expires on December 25, 1999. The outstanding balance under the line of credit was approximately $1.9 million and approximately $870,000 as of September 30, 1999 and December 31, 1998, respectively.

The Japanese branch also discounts certain short-term promissory notes received from trade customers with the bank. Bank borrowings collateralized by promissory notes totaled approximately $2.9 million at September 30, 1999 and approximately $1.4 million at December 31, 1998.

Net cash used in operating activities was approximately $3.4 million for the first nine months of 1999 as compared to approximately $3.1 million for the first nine months of 1998. Net cash used in operating activities for the first nine months of 1999 was due to an approximate $1.5 million net loss and increases in accounts and notes receivable of approximately $6.8 million, prepaid expenses and other current assets of approximately $2.2 million and capitalized IPO costs of approximately $1.6 million. These amounts were partially offset by a decrease in inventories of approximately $1.1 million and increases in accounts payable of approximately $2.2 million, accrued expenses of approximately $2.3 and deferred research and development revenues of approximately $1.8 million.

Net cash used in investing activities was approximately $2.4 million for the first nine months of 1999. Cash was used for capital expenditures, primarily the acquisition of production equipment for the manufacture of our products in Japan.

Net cash provided by financing activities was approximately $7.0 million in the first nine months of 1999. This was primarily attributable to approximately $4.5 million in proceeds from private sales of the Company's common stock and the exercise of stock options, as well as, approximately $2.5 million in net borrowings under the Company's line of credit.

In October 1999, Smartdisk successfully completed its initial public offering of 3,000,000 shares of common stock at $13 per share. In addition, the underwriters fully exercised their over-allotment option to purchase an additional 450,000 shares of common stock at the offering price. After deducting discounts and commissions and estimated offering expenses, we realized net proceeds of approximately $39.2 million.

We believe that our cash and cash equivalents, credit facility and the net proceeds of the initial public offering, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than initially planned, to develop new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

YEAR 2000 ISSUE

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, these electronic systems could fail or create erroneous results when addressing dates on and after January 1, 2000.

In assessing the effect of the Year 2000 Issue on SmartDisk, we determined that we need to evaluate four general areas:

o        Supplier relationships;
o        Internal infrastructure;
o        Products sold to customers; and
o        Other third-party relationships.

MANUFACTURER AND SUPPLIER RELATIONSHIPS. We outsource the manufacturing of our products to a number of subcontractors. If our subcontractors are affected by the Year 2000 Issue, our supply of products could be delayed or eliminated. Any disruption in our supply of products from our subcontractors would seriously harm our business, financial condition and results of operations. We have obtained assurances on Year 2000 compliance from some of our suppliers who provide critical components to our major products. We will continue to seek assurance from our other suppliers on their Year 2000 readiness. We have obtained assurances on Year 2000 compliance from our major subcontractors that their manufacturing of our products will be unaffected by the Year 2000 Issue. We will continue to seek assurance from our other subcontractors on their Year 2000 readiness.

INTERNAL INFRASTRUCTURE. The Year 2000 Issue could also affect our internal systems, including both our information technology and non-information technology systems. We have completed an assessment of our material internal information technology systems, including third-party software and hardware technology. In addition, we have implemented changes to our network and workstation software and hardware for our internal information technology systems to make them Year 2000 ready. We have also completed an assessment of our internal non-information technology systems, such as our test facility, and we have implemented changes to those critical internal non-information technology systems to make them Year 2000 ready. We will continue to monitor and maintain all internal systems into the year 2000. We have completed our remediation plan for non-compliant or possibly non-compliant information technology systems.

PRODUCTS SOLD TO CUSTOMERS. Our FlashPath and Smarty products do not contain two digit date codes and therefore are generally unaffected by the Year 2000 Issue. However, once shipped, our products are used in conjunction with products, which we do not develop. The performance of our products could be affected if a Year 2000 Issue exists in a different component of a customer's product. We have not, and will not, assess the existence of these potential problems in our customers' products.

We have received assurances from our major customers on their Year 2000 readiness. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience significant costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

OTHER THIRD-PARTY RELATIONSHIPS. We rely on outside vendors for utilities and telecommunication services as well as climate control, building access and other infrastructure services. We are not capable of independently evaluating the Year 2000 compliance of the systems utilized to supply these services. We cannot assure you that these suppliers will resolve any or all Year 2000 Issues with these systems before the occurrence of a material disruption to our business. Any failure of these third parties to resolve Year 2000 Issues with their systems in a timely manner could have a material adverse effect on our business, financial condition or results of operations.

We are currently developing a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations, however, we cannot assure that all possibilities will be adequately addressed.

Any investigations we have undertaken with respect to Year 2000 Issues have been funded from available cash, and these costs have not been separately accounted for. To date, these costs have not been significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 1999, SmartDisk sold an aggregate of 352,500 shares of common stock to three investors for $2,820,000, or $8.00 per share. This included 312,500 shares purchased by SCM Microsystems, Inc. for $2,500,000, or $8.00 per share. SmartDisk also sold an aggregate of 20,000 shares of common stock to Timothy Tomlinson and D. James Bidzos, two of its directors, for $160,000, or $8.00 per share. Individually, Mr. Tomlinson received 7,500 shares and Mr. Bidzos received 12,500 shares. In addition, First TZMM Investment Partnership, an entity affiliated with Tomlinson Zisko Morosoli & Maser LLP of which Mr. Tomlinson is a partner, acquired 27,500 shares of common stock for $220,000, or $8.00 per share.

The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or transactions pursuant to compensation benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant.

On October 6, 1999, the Company completed an initial public offering of its common stock, $.001 par value (the "Offering"). The managing underwriters for the offering were BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and US Bancorp Piper Jaffray Inc. (the "Underwriters"). The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-82793) (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on October 5, 1999.

The Offering commenced on October 6, 1999 and closed on October 12, 1999. On October 15, 1999, the Underwriters fully exercised their over-allotment option to purchase an additional 450,000 shares of common stock at the Offering price. The purchase of these additional shares closed on October 20, 1999. A total of 3,450,000 shares of common stock in the aggregate were sold at a price of $13.00 per share resulting in gross proceeds of $44.85 million.

The Company incurred expenses of approximately $5.65 million, of which approximately $3.14 million represented underwriting discounts and commissions and approximately $2.51 million represented other expenses related to the offering. None of the expenses incurred was paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company, other than legal fees totaling approximately $85,000 paid to Tomlinson Zisko Morosoli & Maser LLP of which Timothy Tomlinson, a director of the Company, is a partner. The net offering proceeds to the Company after total expenses was approximately $39.20 million.

We have not used any of the net proceeds from the initial public offering. The net proceeds have been invested in cash, cash equivalents and short-term investments. We plan to use the proceeds for general corporate purposes, including working capital. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Upon the completion of the Company's initial public offering, the 2,487,500 outstanding shares of redeemable common stock converted into nonredeemable common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 1999, the Company submitted to its stockholders for action by written consent each of the following proposals:

1. Approval of the adoption by the Company of a 1999 Incentive Compensation Plan and the reservation for issuance thereunder of 2,500,000 shares of common stock.

2. Approval of the adoption by the Company of a 1999 Employee Stock Purchase Plan and the reservation for issuance thereunder of 465,000 shares of common stock.

3. Approval of a one for four reverse split of the Company's common stock.

4. Approval of the amendment and restatement of the Certificate of Incorporation of the Company to increase the number of shares of capital stock to 65,000,000 shares, consisting of 60,000,000 shares of common stock with par value of $.001 per share and 5,000,000 shares of preferred stock with a par value of $.001 per share.

The approval of the proposals required the affirmative vote of a majority of the Company's outstanding shares of common stock and redeemable common stock, voting together as a single class on an as-converted into common stock basis.

The Company's stockholders approved each of the proposals. Of the 12,523,511 shares of common stock and redeemable common stock outstanding as of July 22, 1999 (the record date for the action by written consent), 8,645,385 shares were affirmatively voted in favor of all proposals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

       Exhibit No.      Description
      ---------------   --------------------------------------------------------

           27.1         Financial Data Schedule (available in EDGAR format only)


(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SmartDisk Corporation

                              By: /s/ MICHAEL S. BATTAGLIA
                                  ----------------------------------------------
                                  Michael S. Battaglia
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                              By: /s/ MICHAEL R. MATTINGLY
                                  ----------------------------------------------
                                  Michael R. Mattingly
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Dated:    November 15, 1999

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
- -------        -----------
 27.1          Financial data schedule