Form 10-K
period 1999-12-31
SMARTDISK CORP
filed 2000-03-29
CIK 1058959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 000-27257

                              SMARTDISK CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       65-0733580
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

3506 MERCANTILE AVENUE, NAPLES, FLORIDA                           34104
(Address of principal executive offices)                        (Zip Code)

                                 (941) 436-2500
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 29, 2000, there were 16,004,297 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant as of February 29, 2000 was $284,466,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 23, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                              SMARTDISK CORPORATION

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                                 --------------

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.

Item 1.    Business ........................................................................................   3

Item 2.    Properties ......................................................................................  19

Item 3.    Legal Proceedings ...............................................................................  19

Item 4.    Submission of Matters to a Vote of Security Holders .............................................  19


PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  ..........................  19

Item 6.    Selected Financial Data .........................................................................  22

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  23

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ......................................  40

Item 8.    Financial Statements and Supplementary Data  ....................................................  40

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ............  40


PART III.

Item 10.   Directors and Executive Officers of the Registrant ..............................................  41

Item 11.   Executive Compensation ..........................................................................  41

Item 12.   Security Ownership of Certain Beneficial Owners and Management ..................................  41

Item 13.   Certain Relationships and Related Transactions ..................................................  41


PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................  42

           Signatures ......................................................................................  75


FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to the Company on the date hereof. The Company undertakes no obligation to update any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Prospectus dated October 5, 1999 and our Quarterly Reports on Form 10-Q to be filed in 2000.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         SmartDisk designs, develops and distributes products that enable consumers to easily share digital data among advanced consumer electronic products, PCs and the Internet. Consumers are increasingly relying on the transfer of digital information between electronic devices as an important part of their daily lifestyles. We believe that our products provide an easy-to-use, cost-effective and versatile solution for the exchange of digital data. Our patented products, FlashPath and Smarty, allow consumers to use the familiar 3.5-inch floppy drive found on most PCs worldwide to simplify the exchange of images, audio and other digital data. This widely recognized format reduces consumer intimidation frequently created by new technologies, facilitating the adoption of our products and various consumer-oriented digital appliances.

         Our FlashPath and Smarty products can be used with a variety of PC hardware platforms and software environments. Our driver software is included with our products and can also be downloaded free of charge from the Internet. The software enables our products to operate with Windows 95, Windows 98, Windows 2000, Windows NT, NEC Windows and Macintosh operating systems. The versatility of our products will become more important as consumers increase their reliance on flash memory cards to store and transfer digital data where traditional memory storage devices such as floppy disks are inadequate due to capacity or form factor constraints. FlashPath transfers digital data to the PC without cables or hardware installation and without using limited desktop space or personal computer ports.

         Our FlashPath for SmartMedia product is used primarily to transfer images to PCs from digital cameras using the Toshiba SmartMedia flash memory card. SmartMedia cards are used in cameras made by a number of leading camera manufacturers, including FujiFilm, Olympus, Ricoh, Sanyo, Sharp and Toshiba. The FlashPath for SmartMedia can also be used for other products that utilize SmartMedia cards such as digital camcorders and digital dictation recorders.

         During the fourth quarter of 1999 we introduced two new FlashPath products, which support the latest flash memory cards to be introduced to the market - Sony's Memory Stick and SanDisk's MultiMediaCard. These flash memory cards are expected to have applications in "smart" cellular phones, digital cameras and camcorders, digital audio players and video game devices. We began shipping the Memory Stick FlashPath in the fourth quarter of 1999 and have orders from SanDisk for the MultiMediaCard FlashPath for delivery during the first half of 2000.

         We also have strategic relationships with a number of key electronics industry companies, including Hitachi, NEC, SanDisk, Sony and Toshiba. These strategic partners actively participate in the development, distribution and marketing of our products.

         We were incorporated in Delaware on March 5, 1997 as "Fintos, Inc." and changed our name to "SmartDisk Corporation" on September 26, 1997. Our predecessor, SmartDisk Security Corporation, was incorporated on May 18, 1993. We commenced significant operations related to our current products in January 1998, and we received our first significant capital contributions in May 1998. Our executive offices are located at 3506 Mercantile Avenue, Naples, Florida 34104, and our telephone number is (941) 436-2500. Our home page can be located on the World Wide Web at http://www.smartdisk.com. The contents of our website are not part of this Annual Report on Form 10-K.

INDUSTRY OVERVIEW

         Consumer lifestyles are being transformed by the increasing use of digital information in the home and workplace. Individuals increasingly rely upon PCs, computer networks and the Internet to access digital information for entertainment and productivity purposes. The proliferation of PCs in both the home and office, as well as the explosive growth of Internet use, has led to widespread consumer familiarity with the storage, manipulation, transfer and management of digital data.

         In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of sophisticated consumer electronic products. These products, often referred to as digital appliances, include digital cameras, digital voice recorders, digital camcorders, digital music players, electronic photo albums, personal digital assistants (PDA's) and "smart" phones. We believe that approximately 18 million digital appliances were shipped in 1999. This number is expected to grow to approximately 78 million by 2002. One of the most popular digital appliances today is the digital camera. Approximately 5 million digital cameras were shipped in 1999, and this number is expected to grow to 20 million in 2002.

         The convergence of advanced consumer electronic products, PCs and the Internet offers consumers the opportunity to personalize and exchange digital data generated from a wide range of sources. This convergence has precipitated greater demand for connectivity. While significant resources have focused on increasing the speed and capacity of the connection between PCs and the Internet, the connection between digital appliances and PCs has yet to achieve the compatibility, simplicity and convenience sought by consumers.

         One of the principal barriers to connectivity is the variety of non-standardized flash memory cards available in the market today. Flash memory cards are the miniature devices used by many of the emerging consumer electronic products to store digital data. There are currently five major removable flash memory cards, none of which has emerged as an industry standard and none of which is compatible or operable with any of the others:

         /bullet/ the Toshiba SmartMedia card;

         /bullet/ the SanDisk CompactFlash card;

         /bullet/ the SanDisk MultiMediaCard;

         /bullet/ the Sony Memory Stick; and

         /bullet/ the SanDisk, Toshiba and Matsushita Secure Digital (SD) Card.

         A second major barrier is the current lack of convenient connection methods. While many consumers have increased their use of digital appliances, there is still a large group of potential users that has not ventured beyond desktop PCs because they are intimidated by the inherent difficulty of connecting digital appliances that have non-conforming interfaces and difficult-to-master connections. As a result, we believe that the continued growth of the consumer-oriented digital appliance market will depend in large part upon the ability of users to conveniently transfer stored digital data, which is captured by digital appliances. The popularity of the PalmPilot was also largely fueled by the ability of consumers to easily connect and transfer data to and from their PCs. Therefore, one of the principal challenges faced by manufacturers of consumer digital appliances is the interface between their appliances and PCs or other digital appliances.

         There are currently a number of interfaces used to transfer data from digital appliances to personal computers:

         /bullet/ cable interfaces that connect to the Universal Serial Bus
                  (USB), IEEE 1394 (FireWire), serial ports and parallel ports; and

         /bullet/ non-cable interfaces such as infrared interfaces and PCMCIA and floppy disk drive slots.

     We believe that serial port and parallel port interfaces have disadvantages that make them less desirable for use with consumer-oriented digital appliances. Those interfaces require the use of limited PC peripheral ports, which are frequently dedicated to connecting the PC to devices such as printers, scanners, modems, PalmPilots and other peripherals. In addition, direct digital appliance-to-PC connections via serial or parallel ports consume the appliances' battery power and render the appliances unusable while data is being transferred.

     While USB solutions offer direct cable connection, they do not have the same limitations of serial or parallel port interfaces. For example, USB has the ability to provide a direct source of power to the digital appliance and therefore does not drain the appliance's batteries. However, while most new computers are shipped with USB support, much of the current installed base of desktop PCs worldwide are not equipped with a USB port.

     Some of the non-cable interfaces also have inherent limitations. For example, while virtually all portable PCs being sold today contain a PCMCIA slot or infrared interface as a standardized feature, we believe that neither the PCMCIA slot nor the infrared interface is generally available on desktop computers.

THE SMARTDISK SOLUTION

     We design, develop and distribute easy-to-use, portable and low cost devices that facilitate data exchange between digital appliances, PCs and the Internet. Our patented products connect through the most widely-accepted and user-friendly PC interface, the 3.5-inch floppy disk drive, allowing the OEMs that market their and our consumer products to reach a large installed base of potential users.

         Our current and planned FlashPath and Smarty products are designed to offer the following principal benefits:

         EASE OF USE. Our products are easy to use and install. FlashPath transfers digital data to the PC without cables or hardware installation and without using limited desktop space or personal computer ports. A consumer using a digital camera removes the flash memory card that serves as the camera's digital film, places that flash memory card into our FlashPath product, and then inserts the FlashPath into the PC's 3.5-inch floppy disk drive. FlashPath easily transfers to the PC the images that are captured by the digital camera and stored on the flash memory card. The consumer can then use the PC to edit and print the image, add sound or text, transmit the image over the Internet or incorporate the image in advertisements, newsletters, reports or other documents produced using the PC.

         PRODUCTS COMPATIBLE WITH MULTIPLE MEDIA. We believe that our established ability to design products that support competing flash memory cards is critical because of the lack of flash memory industry standards. Our initial FlashPath product was designed to transfer digital photographs from the Toshiba SmartMedia card to the PC for transmission over the Internet. Our latest FlashPath products designed for the Sony Memory Stick and SanDisk

MultiMediaCard will permit users to easily transfer data, images and audio data between a standard 3.5-inch floppy disk drive and these flash memory cards. Our ability to design products compatible with multiple media is enhanced by our strategic relationships with the three leading manufacturers of flash memory storage cards - SanDisk, Sony and Toshiba. By supporting various media, we will be able to address the data transfer needs of purchasers of existing and emerging digital appliances that use different flash memory cards. In addition, our Smarty product supports various smart card formats.

         FAMILIAR FORM. Our products are shaped like a 3.5-inch floppy disk and use the floppy disk drive slot familiar to most PC users. This widely recognized format reduces consumer intimidation frequently created by new technologies, facilitating the adoption of our products and various consumer-oriented digital appliances.

         VERSATILE. Our FlashPath and Smarty products can be used with a variety of PC hardware platforms and software environments. Our driver software is included with our products and can also be downloaded free of charge from the Internet. The software enables our products to operate with Windows 95, Windows 98, Windows NT, NEC Windows and Macintosh operating systems. As a result, the same FlashPath that is used to transfer images from one digital camera to a Microsoft-based PC can be used to transfer images from another digital camera to an Apple computer. Similarly, the same FlashPath that is used to transfer images may also be used to transfer voice and other digital data from a variety of digital appliances that use the same flash memory card. The versatility of our products will become more important as consumers increase their reliance on flash memory cards to store and transfer digital data where traditional memory storage devices such as floppy disks are inadequate due to capacity or form factor constraints.

         INDEPENDENT POWER SOURCE. Unlike cables, our FlashPath and Smarty products do not rely upon a digital appliance's power source to transfer digital data from a flash memory card to a PC. Each of our products runs on two replaceable batteries. This is important because digital appliances, such as digital cameras, consume significant amounts of power and require frequent battery replacement or recharging. The use of cable interfaces quickly drains power from digital appliances, making those competing products less attractive.

BUSINESS STRATEGY

         Our objective is to use our proprietary and patented technologies to capitalize on the growing demand for digital devices and increased usage of the Internet. Key elements of our business strategy include:

         CAPITALIZE ON TECHNOLOGY EXPERTISE TO EXPAND OUR PRODUCT OFFERINGS. We have developed extensive expertise, intellectual property and core capabilities in flash memory data transfer and smart card technologies. Each of our products is developed using a building block approach that employs previously developed technologies. This ability to modify our existing technologies allows us to quickly respond to industry developments, providing first-to-market advantages and reducing development costs for future products. We expect to capitalize on our technology base and patent portfolio to design, develop and manufacture a broad range of data transfer devices that can operate across a variety of flash memory products, hardware platforms and software environments. In the short-term, we are developing products to transfer digital data between PCs and different flash memory cards and are expanding our applications to support digital audio players. In addition, we are using our technology expertise, patents and trade secrets to develop application-specific, non-PC-based devices that will permit flash memory cards to be used with other existing technologies. We will also strive to capitalize on our past design experience to develop products that support computer interfaces other than the 3.5-inch floppy disk drive.

         EXPAND CUSTOMER AND STRATEGIC INDUSTRY RELATIONSHIPS. We have formed strategic relationships with a number of leading consumer product OEMs and other key industry players, including FujiFilm, Hitachi, NEC, Olympus, SanDisk, Sony and Toshiba. We intend to continue to develop long-term alliances with a diversified base of OEMs and other industry participants in additional consumer electronics segments. We believe that these relationships provide significant operating leverage and a number of other important benefits:

         /bullet/ Our OEM customers advertise, promote, package, sell and distribute our products under some of the world's most recognized brand names. These include FujiFilm, Hitachi, Olympus, SanDisk, Sharp, Sony and Toshiba. As a result, we have access to extraordinary market clout without the need to invest heavily in our own marketing infrastructure and programs.

         /bullet/ Our product development relationships frequently provide access to flash memory card manufacturers early in the design phase of their product development process. This allows us to anticipate these manufacturers' future technological requirements and to develop long-term relationships across a number of products and through multiple product generations. In addition, these partners often assist with engineering and design for manufacturability, which helps assure that mechanical and electrical considerations are integrated into a total systems approach to achieve a high quality and cost-effective product.

         MAINTAIN MEDIA NEUTRALITY. We are using our flexible technology architecture and core capabilities to create products that enable consumers to use all leading flash memory cards. There is a rapidly growing number of digital appliances that use competing flash memory technologies, none of which we currently expect to become an industry standard. We are committed to maintaining media neutrality to enable users of various leading flash memory technologies to transfer data quickly and easily among devices that use different flash memory card formats.

         PROMOTE BRAND AWARENESS OF OUR PRODUCTS. We believe that of the total amount of our products, marketed and distributed by OEMs, approximately 75% are sold on a stand-alone basis, and the remainder are either packaged with the OEMs' products or are shipped by them upon presentation of a coupon that is provided, and paid for, by the OEMs. Accordingly, it is critical that we obtain ultimate consumer acceptance of and demand for our products independent of sales that occur in conjunction with sales of our OEMs' products. To this end, we intend to build upon our initial success by promoting the FlashPath brand names. Our brands are often displayed on the packaging of the OEM products and, as a result, we are able to benefit from the powerful advertising and promotion of our products by the OEMs while simultaneously building our brand identity. In addition, we intend to expand our use of advertising and other marketing programs designed to promote our brand and enhance brand awareness. We also intend to increase distribution channels for our products by promoting direct sales via the Internet and through retailers. Recently we formed a strategic relationship with Tech Data Corporation, a leading global provider of IT products and logistics services. Under the agreement, Tech Data will distribute our FlashPath for SmartMedia to its customers. This agreement was a crucial step toward bringing our products to electronics retailers in the U.S. and around the world.

         EMPHASIZE USER-FRIENDLY PRODUCTS. We are committed to capitalizing on our patent portfolio to enable consumers to conveniently transfer images, music, voice and other types of digital data between consumer electronic devices, the Internet and PCs.

TECHNOLOGY

         Since our inception, we have focused our research and development efforts on designing and developing products that facilitate the transfer of data from digital appliances using flash memory cards and smart cards to PCs. We have been actively involved in all aspects of this development process, including the development of a proprietary technology architecture, which supports all of our FlashPath and Smarty products and can be used as the basis for new products. We believe that our patents provide substantial proprietary protection relating to the transfer of digital data through floppy disk interfaces. We also believe that we have developed particular expertise in research, product design and product development.

         Our products are compatible with a broad range of hardware platforms and software environments. Our floppy disk drive interface architecture builds upon key elements of our technology, including digital and analog ASICs, driver software and key mechanical components, and allows us to develop products that support different flash memory and smart cards. In addition, we believe that this architecture improves reliability, decreases time to market and lowers new product development costs. For example, the development of our FlashPath product for SmartMedia flash memory cards took approximately 18 months from determining product feasibility to commencing commercial production. Our time for the development of our products for the MultiMediaCard and Sony Memory Stick was shortened to less than 12 months. We believe that we will take advantage of similar opportunities to utilize our core technological capabilities as we continue our efforts to develop products to conveniently transfer digital data from competing flash memory cards to existing, non-PC technologies and, in the future, products that support computer interfaces other than the 3.5-inch floppy disk drive.

         During 2000, we expect that our development efforts will be primarily focused on the following initiatives:

         /bullet/ expanding our FlashPath product line to support the additional flash memory card formats;

         /bullet/ further reducing our production costs; and

         /bullet/ developing new, application-specific products that will allow flash memory cards to be used with existing non-PC technologies.

         An element of our business strategy is to enter into strategic alliances without licensing our technology to OEMs. Our strategic alliances with Hitachi, NEC, SanDisk, Sony and Toshiba began with their initial inquiries to license our FlashPath technology. Those preliminary overtures developed into more extensive dialogues and the exchange of information that permitted us to better demonstrate our technology platform, proprietary rights and research, design and development expertise. We believe that the broad scope of our strategic alliances with these leading industry participants demonstrates the appeal and strength of our proprietary technology. Many of these alliances have led to equity investments and cooperative development arrangements.

         The technology comprised in our product offerings consists of five key components:

         /bullet/ FLASH MEMORY OR SMART CARD READ/WRITE SYSTEM. This proprietary system uses the central processing logic to store data on and retrieve data from the flash memory card in the product.

         /bullet/ DIGITAL ASIC. Our proprietary digital ASIC prepares the digital data to be retrieved from the flash memory, encodes it and sends it to the analog ASIC. The digital ASIC also decodes data from the analog ASIC for use with the flash memory or smart card read/write system.

         /bullet/ ANALOG ASIC. Our proprietary analog ASIC converts between digital data and analog signals for interfacing the floppy disk drive read/write head and the flash memory card.

         /bullet/ CENTRAL PROCESSING UNIT. This unit consists of an industry standard microprocessor, memory and other processing logic to control the functions of the digital and analog ASICs and the flash memory or smart card read/write system.

         /bullet/ DRIVER SOFTWARE. Our proprietary driver software enables our products to operate with a variety of commonly installed personal computer operating systems such as Microsoft Windows.

MARKETING, CUSTOMERS AND STRATEGIC RELATIONSHIPS

         SALES AND MARKETING. We market and sell our current FlashPath product primarily to OEMs, including Agfa, FujiFilm, Olympus, Ricoh, SanDisk, Sanyo, Sharp, Sony and Toshiba. These OEMs compete in some of the fastest growing segments of the electronics industry, including digital cameras, digital audio players, digital camcorders and personal digital assistants.

         We believe that of the total amount of our products, marketed and distributed by OEMs, approximately 75% are sold on a stand-alone basis, and approximately 25% are either packaged with the OEMs' products or are shipped by them upon presentation of a coupon that is provided, and paid for, by the OEMs. Often, both the OEM's brand name and our FlashPath tradename appear on the product packaging. As a result, we benefit from the powerful advertising and promotion of our products by the OEMs without having to incur significant additional marketing expenses. For example, our products have been featured in OEM advertisements in major publications, including THE WALL STREET JOURNAL, TIME MAGAZINE and USA TODAY.

         The packaging of our FlashPath product with FujiFilm's and Olympus' digital cameras illustrates the synergistic relationships we have with some of our customers. Their marketing campaigns emphasized the convenience of using the FlashPath product to transfer digital photographs to the PC. We believe that our FlashPath adapter is one of the key reasons that many of the top selling digital cameras in the world use Toshiba's SmartMedia card.

         We support the marketing activities of our customers with a product manager for each of our product lines. In addition, we support their sales efforts through sales training courses, public relations activities, trade shows and industry education programs. We also employ marketing communications personnel to develop packaging, brochures and other collateral materials.

         We market and sell our Smarty product to financial institutions and other service providers who promote Smarty to their customers as part of their smart card-based programs. Our Smarty customers include ABN Amro Bank (The Netherlands), Bally Gaming, Bank of America, la Caixa Bank (Spain) and Visa-related banks in Latin America.

         As of December 31, 1999, we had 10 full-time employees engaged in sales and marketing activities. We also use the services of Japan-based dealers to serve as our agents in connection with sales to OEMs based in that country. Those intermediaries generally mark up the selling price to the OEM purchaser by approximately 3-4%. Our customers generally place orders for our products on an as-needed basis, with no long-term commitments.

         STRATEGIC RELATIONSHIPS. An important element of our business strategy is to develop strategic relationships with industry players that can assist us in the development of new products, provide us with access to leading-edge manufacturing capabilities and market and distribute our products globally. This approach allows us to concentrate our resources on our core expertise of product design and development, reduces our capital requirements and generally provides a high degree of operating leverage. In addition, our close relationships with flash memory card manufacturers and consumer product OEMs frequently provide insight into the current and future needs of these companies, enabling us to design specific products to meet these needs. OEMs frequently distribute our FlashPath product in connection with the distribution of their consumer electronic products. As a result, we believe that these strategic relationships allow us to take advantage of OEMs' direct sales organization, distributors and manufacturers' representatives. We evaluate potential collaborative arrangements on an ongoing basis and intend to continue to pursue additional strategic relationships.

         Set forth below are brief descriptions of some of our strategic relationships:

         TOSHIBA. Toshiba Corporation, a leading electronics company, played a critical role in our early development stage. Toshiba made an equity investment of approximately $10.0 million in SmartDisk and introduced us to most of the key technical personnel that now constitute our Tokyo-based applied engineering and production engineering team. Toshiba also assisted us in the development and engineering of FlashPath, helped guide our selection of manufacturing techniques, aided our introduction into mass production and introduced our management to potential strategic partners. Toshiba continues to provide cooperative support in several areas.

         SONY. Under our first co-development agreement with Sony, we developed a FlashPath product for use with the Sony Memory Stick. Sony reimbursed us for a portion of our development expenses and paid us additional fees during the course of development. During the fourth quarter of 1999 we completed development of this product and began full-scale production. We began shipping the product to Sony during the fourth quarter and Sony will distribute this co-developed product. We have entered into a new co-development agreement with Sony to develop a follow-on FlashPath product for their Memory Stick. The terms of this agreement with Sony are similar to those in the previous agreement.

         SANDISK. During 1999 we entered into a co-development agreement with SanDisk, a leading developer and marketer of flash memory storage products, including CompactFlash and the MultiMediaCard. We issued 37,500 shares of our common stock to SanDisk in exchange for a license to utilize certain patented technology developed by Sandisk. Under the agreement, we jointly developed a FlashPath product to support the SanDisk MultiMediaCard. We funded the development costs and we will be entitled to revenues derived from the sale of our FlashPath for the MultiMediaCard. We will pay SanDisk a royalty based on the portion of those revenues derived from sales other than to SanDisk.

         VISA. We have a non-contractual arrangement with VISA International, a leading issuer of credit cards, to test our Smarty product. Under the pilot program, Smarty is used in conjunction with the Visa Platinum card to permit controlled access to the Visa website, allowing cardholders to access account information and other ancillary services.

         The following table illustrates the nature of some of our strategic relationships:

                                                           TYPE OF STRATEGIC RELATIONSHIP
                           -----------------------------------------------------------------------------------------------
                                           ASSISTED IN                                      MANUFACTURER
                           INVESTED IN       PRODUCT         PROVIDED       SUPPLIER OF     OF SMARTDISK      CUSTOMER OF
NAME                        SMARTDISK      DEVELOPMENT        LICENSE        COMPONENTS        PRODUCTS        SMARTDISK
-----------------------    -----------    --------------    -----------    --------------   --------------    ------------
Atmel                                           v                                v                v
Hitachi                        v                v                                                 v                v
Mitsumi                                         v
NEC                            v                                                 v                                 v
Rohm                           v                v                                v
SanDisk                        v                v               v                                                  v
Sony                                            v               v                                                  v
Toshiba                        v                v               v                                                  v
Yamaichi                       v                v                                v                v


PRODUCTS

         Each of our products is based upon our core, patented technology and is designed to easily transfer digital data between PCs, the Internet and various types of digital appliances.

         FLASHPATH. FlashPath is a solid-state electronic device in the shape of a 3.5-inch floppy diskette. It works in any standard 3.5-inch floppy drive found in most PCs today. The current principal use of our FlashPath product is to transfer images from digital cameras to PCs. Digital cameras use flash memory cards as film. After the flash memory card captures and stores images, the flash memory card is removed from the camera and is placed into FlashPath. FlashPath is then inserted into the PC's floppy disk drive and the images are transferred to the PC. With the aid of readily available software, the consumer may then edit the images, add text, graphics or sound, or mail the images over the Internet. Because FlashPath transfers images from the camera to the PC without using cables or PC peripheral ports and without any hardware installation, the consumer has a device that is familiar, easy to use, not intimidating and transportable among multiple PCs. FlashPath uses our proprietary driver software provided with our products and available free of charge from the Internet. Our driver software enables our products to operate with Windows 95, Windows 98, Windows NT, NEC, Windows and Macintosh operating systems.

         Our first FlashPath product, introduced in 1998, transfers images from digital cameras using the SmartMedia flash memory card manufactured by Toshiba and Samsung. A number of manufacturers use the SmartMedia card in their digital cameras, including Agfa, FujiFilm, Olympus, Ricoh, Sanyo, Sharp and Toshiba.

         During the fourth quarter of 1999 we introduced two new FlashPath products, which support the latest flash memory cards to be introduced to the market, Sony's Memory Stick and SanDisk's MultiMediaCard. These flash memory cards are expected to have applications in "smart" cellular phones, digital cameras and camcorders, digital audio players and video game devices. We began shipping the Memory Stick FlashPath in the fourth quarter of 1999 and have orders from SanDisk for the MultiMediaCard FlashPath for delivery during the first half of 2000. We expect that these new products will enable us to reach new markets and new customers. In addition, we are developing a new consumer-oriented product that is designed to allow flash memory cards to be used with an existing, non-PC technology.

         SMARTY. Our Smarty products enable smart cards to store and retrieve information through a PC's floppy disk drive, thereby eliminating the need for dedicated smart card reader peripherals. Like our FlashPath products, the Smarty product is a solid-state electronic device the size of a 3.5-inch floppy disk, is powered by two replaceable batteries and requires no external power source or wire connections. Smart cards are inserted into our Smarty product, which accesses information on the smart card from the card's embedded microprocessing chip. A user simply places the smart card into Smarty, inserts Smarty into the 3.5-inch floppy disk drive and connects with the smart card application. Smarty retrieves data from and stores data on any standard smart card without cable connections, without any hardware installation and without consuming PC peripheral ports.

         Smart cards are typically used to store information such as medical information, digital money and security codes. Accordingly, smart cards can serve as personal identification, a credit card, a mass transit pass and as a cash substitute for purchases at stores or over the Internet. Smart cards are used in a number of applications in Europe but, as yet, have not gained widespread consumer acceptance in the United States. However, we believe that U.S. acceptance is increasing, as evidenced by the American Express "Blue Card".

         Today, Smarty is primarily being used in pilot programs, the earliest of which began in October 1997. The major users of Smarty are ABN Amro Bank (The Netherlands), Bally Gaming, Bank of America, la Caixa Bank (Spain) and Visa-related banks in Latin America. The product is sold to these customers, who in turn distribute it to their customers for use with their accounts. Bank of America, for example, distributes Smarty to some of its corporate customers for use in making secure electronic funds transfers. Visa distributes Smarty with its Platinum card in some Latin American regions for use in authenticating permitted access to restricted areas on the Visa Platinum world wide web site. The pilot programs have provided us with useful feedback that has resulted in improvements to the product, but we do not expect a significant increase in our Smarty sales in the near future.

RESEARCH AND DEVELOPMENT

         Our product design and development activities are conducted in our Naples, Florida, Alpharetta, Georgia and Tokyo, Japan offices.

         NAPLES. Our Naples team is primarily responsible for our core research and development activities, including product conceptualization, software and firmware development, technical writing, printed circuit board layouts and mechanical engineering. Our Naples team has significant expertise with floppy disk drive interfaces, flash memory media and smart card interfaces, driver, user and utility software interfaces, and firmware and ASIC design. Our engineers and other research and development employees also develop design specifications based on customer requirements and supervise our quality assurance activities. This team consists of executive management, line management, engineers, developers and quality assurance personnel.

         ATLANTA. Our Atlanta team is primarily responsible for research and development activities on new products, including product conceptualization and development. This team has significant expertise with audio applications and small, portable electronic products.

         TOKYO. Our Tokyo research and development team actively assists in the implementation of our product designs, with primary responsibility for applied engineering, production engineering and the supervision of our contract manufacturers. Our Tokyo team also plays a principal role in coordinating our development activities with the leading flash memory card manufacturers and refining the product requirements of our OEM customers. Other activities include the localization/translation of our products for the Japanese market, debugging and quality assurance. Our Tokyo research and development team consists of our Japanese subsidiary's Vice President of Engineering and the Senior Manager of Audio/Video Products as well as four Toshiba engineers who provide services on a contract basis.

         For 1999, 1998 and 1997, our research and development expenditures were approximately $5.9 million, $2.1 million and $1.4 million, respectively.

         In addition, since our inception we have endeavored to develop and maintain close relationships with key suppliers of components and technologies in order to enable us to quickly introduce new products that incorporate the latest technological advances. As a result, companies with substantial resources, such as Hitachi, Mitsumi, NEC, Rohm, SanDisk, Sony, Toshiba and Yamaichi augment our internal research and development efforts. These cooperative arrangements take many forms and provide a number of benefits. For example, SanDisk, Sony and Toshiba have licensed technology to us that allows our products to interface with their flash memory cards and provide extensive engineering support. We believe that our close relationships with flash card manufacturers and consumer product OEMs also provide insight into their current and future needs, enabling us to design specific products that meet those requirements.

MANUFACTURING AND SOURCES OF SUPPLY

         We currently outsource our manufacturing and plan to continue to outsource manufacturing for the foreseeable future. This strategy allows us to focus on our core research, product design and development capabilities, and to reduce the substantial capital investment required to manufacture our products. We also believe that our use of experienced, high-volume manufacturers provides greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product than in-house manufacturing. In addition, we frequently seek the advice of our experienced manufacturers with respect to design changes that reduce manufacturing costs or lead times or increase the manufacturing yields and the quality of our finished products.

         Our products are currently manufactured in the Philippines at facilities operated by Yamaichi and Mitsumi. Under our manufacturing arrangements, we receive fully assembled and tested products based upon our proprietary designs and specifications. We selected our manufacturers based upon their reputations for quality, their cost structures, their production capacities and their support of state-of-the-art manufacturing processes and systems. However, our current dependence on a limited number of manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, and reduced control over delivery schedules, quality assurance, production yields and costs. Accordingly, we intend to seek additional manufacturing capacity and, in particular, at least two manufacturers for each of our products. To that end, in January 1999, we signed an agreement with Hitachi to manufacture our Smarty product.

         To ensure that products manufactured by others meet our standards, our Tokyo production and engineering team works closely with our contract manufacturers in all key aspects of the production process. We establish product specifications, select the components to be used to produce our products, select the suppliers, and negotiate the prices for most of these components. We also work with our contract manufacturers to improve process control and product design, and conduct periodic, on-site inspections of our manufacturers. In addition, our Tokyo team conducts monthly review meetings with our manufacturers to discuss sales forecasts and the procurement of long lead-time parts, production capacities and facilities.

         We rely upon a limited number of suppliers of several key components used in our products. In particular, Rohm manufactures our proprietary ASICs used in our FlashPath products and our proprietary analog ASICs used in our Smarty products, and Atmel manufactures our proprietary digital ASICs used in our Smarty products. Moreover, we purchase ASICs and other components pursuant to purchase orders placed from time to time and have no guaranteed supply arrangements. Our reliance on limited source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, unexpected price increases, lack of timely delivery and variable component quality.

COMPETITION

         There are no competitors known to us that offer a digital data transfer solution for flash memory or smart cards using a 3.5-inch floppy drive. However, we face competition from numerous providers of cable and other non-cable interfaces, including ports, USBs and infrared interfaces. These competing products are offered by a number of companies, including:

         /bullet/ in the case of flash memory card interfaces, Hagiwara, SanDisk and SCM Microsystems; and

         /bullet/ in the case of smart card interfaces, Gemplus, Hitachi, SCM
                  Microsystems and Toshiba.

         The market for data transfer products is intensely competitive and characterized by rapidly changing technology and rapid changes in consumer preference. We believe that competition is likely to intensify as a result of increasing demand for digital appliances using flash memory cards. Future competition may also include flash memory card manufacturers and the consumer product OEMs that are our current customers. In addition, it is possible that third parties may design around our patents or license technology to develop competing products that use a 3.5-inch floppy drive interface.

         Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards or to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share. Any of these factors could have a material adverse effect on our business and operating results.

         We believe that the principal competitive factors affecting the market for flash memory connectivity and smart card products include:

         /bullet/ the extent to which products work with existing and will work with future digital appliances;

         /bullet/ ease of use;

         /bullet/ quality and reliability;

         /bullet/ rate of throughput, or data transfer speed;

         /bullet/ strength of distribution channels; and

         /bullet/ price.

         We believe that our products compete successfully on most of these bases.

INTELLECTUAL PROPERTY

         We do not intend to license our proprietary technology to flash memory card manufacturers, consumer product OEMs or other third parties in the future. We have granted Fischer International a non-exclusive license to produce our SafeBoot product until 2001. The protection of our intellectual property rights is critical to our future success, and we rely in part on patent, trade secret, trademark, maskwork and copyright law. We own five United States patents and 56 foreign patents. We also have a number of pending patent applications in various countries. Our patents and patent applications cover various aspects of our technology.

         Although we believe that our patent rights, when considered in conjunction with our allowed patent applications and trade secret protection, should prevent another party from manufacturing and selling competing data transfer products that use a floppy disk drive interface, we cannot guarantee that the steps we have taken to protect our technology will be successful. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, patents may not be issued under our current or future patent applications, and the patents issued under those patent applications could be invalidated, circumvented or challenged. It may also be particularly difficult to protect our products and intellectual property under the laws of some countries in which our products are or may be manufactured or sold.

         Moreover, third parties could develop technologies that are similar or superior to our technology or could make infringement claims against us. Regardless of the outcome, an infringement claim would likely result in substantial cost and diversion of our resources. In addition, we may not prevail in litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Any infringement claim or other litigation against us or by us could therefore harm our business, financial condition and results of operations.

         Our FlashPath and Smarty trademarks are registered in the United States and a variety of other countries in which we do business, and we will continue to evaluate the registration of additional trademarks as appropriate. However, we do not have the rights to the Smarty trade name in either Germany, Japan or The Netherlands, and our trademark application for the SmartDisk name is still pending in the United States. We also claim copyright protection for some of our proprietary software and documentation. In addition, we generally enter into confidentiality and non-disclosure agreements with our employees and with key consultants, vendors and suppliers.

EMPLOYEES

         As of December 31, 1999, we had 59 full-time employees working in the United States and Japan, including 33 employees engaged in research and development, 10 engaged in sales and marketing and 16 engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2. PROPERTIES

         Our corporate and technical headquarters are located in Naples, Florida where we lease approximately 15,000 square feet of space. The lease on our Naples facility expires in December 2001. We also lease approximately 1,400 square feet of space in Alpharetta (a suburb of Atlanta), Georgia for a portion of our research and development efforts. The lease on our Alpharetta facility expires in September 2000. Our Japanese branch leases approximately 3,500 square feet of office space in Tokyo. The lease on this facility expires in April 2000 and we are able to renew the lease for an additional two years. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         SmartDisk is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On January 13, 1999, we sold 250,000 shares of common stock to Hitachi Software Engineering Co., Ltd. for $1,100,000.

         On May 26, 1999, we sold 515,500 shares of common stock to the stockholders of SmartDiskette Limited, an English corporation, in exchange for all of the outstanding shares of capital stock of SmartDiskette Limited.

         On June 30, 1999, we issued 37,500 shares of common stock to SanDisk Corporation as partial consideration for the grant of a license to certain intellectual property.

         On July 1, 1999, we sold 312,500 shares of common stock to SCM Microsystems, Inc. for $2,500,000. On that date, we also sold an aggregate of 87,500 shares of common stock to five investors, including two of our directors, Messrs. Tomlinson and Bidzos, for $700,000, or $8.00 per share.

         Between January 1, 1998 and December 31, 1999, we issued an aggregate of 747,738 shares of common stock to 20 persons, all of whom were our employees, directors or consultants. Such shares were issued upon exercise of stock options with exercise prices ranging from $0.72 to $8.00 per share.

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

         On October 6, 1999, we completed an initial public offering (IPO) of our common stock (the "Offering"). The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-82793) (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission on October 5, 1999. We realized net proceeds of approximately $39.14 million from the sale of 3,450,000 shares of common stock (including 450,000 shares issued upon the exercise of the underwriters' over allotment option) at $13.00 per share after deducting underwriting discounts and commissions of approximately $3.14 million and offering expenses of approximately $2.57 million.

         Upon the completion of our initial public offering, the 2,487,500 outstanding shares of redeemable common stock converted into nonredeemable common stock.

         The net proceeds from our IPO have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST Technologies, Inc. (VST), we paid, or have set aside to be paid, a total of approximately $19 million dollars in purchase consideration and other acquisition related costs. We also funded their current operations with approximately $1.5 million. VST has a line of credit with an outstanding balance of approximately $4.2 million, which we plan to pay down in the near future. We plan to use the remaining net IPO proceeds for general corporate purposes, including working capital. The use of the proceeds from the IPO does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

         Our common stock is listed on the Nasdaq National Market under the symbol "SMDK". The following table sets forth the high and low closing sale prices per share of our common stock for the periods indicated.

                                                                HIGH      LOW
                                                                ----      ---
      Fiscal 1999:
          Fourth Quarter (beginning October 6, 1999).......   $ 55.19   $ 23.56

         As of February 29, 2000, there were 76 holders of record of the Company's common stock. We believe that the number of beneficial owners of our common stock is in excess of 1,000. The Company has never declared or paid any cash dividend on its common stock. Since the Company currently intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of SmartDisk for the years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999 and 1998 have been derived from SmartDisk's audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the year ended December 31, 1996 and the consolidated balance sheet data as of December 31, 1997 and 1996 have been derived from SmartDisk's audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The selected financial data of SmartDisk as of and for the year ended December 31, 1995, have been derived from unaudited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)    1999        1998         1997         1996         1995
                                       --------    --------     --------     --------     --------
                                                                                         (Unaudited)
Revenues                               $ 40,319    $ 15,323     $    893     $    500     $    316
Cost of revenues                         24,820      12,600          301          367          486
Gross profit (loss)                      15,499       2,723          592          133         (170)
Operating income (loss)                   1,763      (5,581)      (4,016)     (11,818)      (2,277)
Net income (loss)                           958      (5,503)      (3,964)      (9,470)      (2,239)
Earnings (loss) per share - basic (1)      0.09       (0.68)       (0.51)       (1.25)       (0.30)
Earnings (loss) per share - diluted (1)    0.07       (0.68)       (0.51)       (1.25)       (0.30)
Total assets                             63,444      11,136        1,607          250          437
Long-term debt                               --         648          645           93           --
Redeemable common stock                      --       9,992           --           --           --
Stockholders' equity (deficit)           49,787      (6,336)      (4,626)      (2,017)      (3,580)


-------
(1) Shares used in computing net earnings (loss) per share reflect the retroactive adjustment of outstanding shares related to the mergers of SmartDiskette Limited and SmartDisk Security Corporation into SmartDisk, as well as the one for four reverse stock split completed in August 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         In 1997, we were primarily a development stage company with limited revenues. We did not begin to recognize significant revenues from our FlashPath and Smarty products until mid-1998. Because of these significant fluctuations in our product mix and the development stage nature of our operations prior to mid-1998, we do not believe that period-to-period comparisons of our historical results are meaningful or predictive of future performance.

         During 1999 and 1998, substantially all of our product revenues were derived from the sale of our FlashPath product that works with SmartMedia flash memory cards. Moreover, most of our product revenues are derived from sales to relatively few OEM customers. FujiFilm and Olympus collectively accounted for approximately 55% of our 1999 revenues, down from 70% in 1998, and our top five customers accounted for approximately 81% of our revenues, down from 93% in 1998. Although we work closely with the OEMs to forecast sales, we do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time.

         Our operating results fluctuate based on the timing and amount of orders we receive from our customers and depend on the ability of OEMs to achieve consumer acceptance of our products. This acceptance rate may in turn be tied to seasonal demand for the consumer electronic products manufactured and sold by these OEMs. Because fluctuations in orders from our major customers could cause our net revenues to fluctuate significantly in any given quarter or annual period, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful and should not be relied upon as an indication of future performance. In addition, historically the average selling prices of our products have declined and we expect that our OEM customers may seek price concessions, which would reduce our average selling prices and our gross margins in the future.

         Our fiscal year ended December 31, 1999 was our first full year of profitability and we have been profitable since the third quarter of 1999. Our net losses in 1998 and 1997 resulted from our significant investment in our research and development and in building sales and marketing and general and administrative infrastructure. We expect to continue to invest significantly in research and development related to new and refined FlashPath products, as well as marketing and sales activities to support those products. No assurance can be given that the introduction or market acceptance of new products will be successful.

         We purchase our products from contract manufacturers located in Asia. As a result, a substantial portion of our costs and expenses are denominated in currencies other than the U.S. dollar, primarily the Japanese yen. In addition, approximately 85% of our 1999 revenues were derived from customers located outside the United States, most of which were denominated in yen.

         While most of the transactions and accounts of our United States and Japanese operations are dollar or yen denominated, respectively, some accounts are denominated in other currencies. Since the accounting records of our Japanese operations are kept in yen, any non-yen denominated transactions are accounted for in yen at the time of the transaction. Upon settlement of such transactions, any foreign currency gain or loss results in an adjustment to income. We could be required to denominate our product sales in currencies other than the yen in the future, which would make the management of currency fluctuations more difficult and expose us to greater currency risk. Some accounts of our US and Japanese operation are denominated in currencies other than the dollar or yen, respectively, and are remeasured to the dollar or yen at the end of the accounting period. This remeasurement also results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese operations are translated to dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the yen may strengthen or weaken against the dollar, which would impact the value of stockholders' investment in our common stock. The strengthening of the yen against the US dollar in 1999 contributed the most significant portion of the foreign currency translation gain adjustment. This amount is included in accumulated other comprehensive income and shown in the equity section of our balance sheet. We do not currently hedge against foreign currency exposure. The lack of a hedging program exposes us to foreign currency gains and losses.

         Our backlog at December 31, 1999 was approximately $5.4 million, compared to approximately $2.7 million at December 31, 1998. The increase in backlog of approximately $2.7 million resulted primarily from the year-end introduction of the Memory Stick FlashPath for use with Sony digital appliances and the MultiMediaCard FlashPath which utilizes SanDisk's latest flash memory card. However, a substantial portion of our backlog is typically scheduled for delivery within 60 days. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, we believe that backlog cannot be considered a meaningful indicator of future financial results.

YEAR ENDED DECEMBER 31, 1999 AND 1998

REVENUES

         Our product revenues from the sale of our FlashPath and Smarty products are recognized at the time of shipment to customers. Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our royalty revenues consist of royalties earned on the sales of our first product, SafeBoot, which is licensed to and sold by Fischer International, an affiliate.

         Total product revenues were approximately $37.3 million for the year ended December 31, 1999 compared to approximately $15.0 million for the year ended December 31, 1998. This increase was primarily attributable to higher sales of our FlashPath for SmartMedia product, which we commercially introduced in mid-1998, and, to a lesser extent, sales of our newest product, FlashPath for the Sony Memory Stick, which we commercially introduced in the fourth quarter of 1999. Our product revenues from the sale of FlashPath increased to $36.4 million for the year ended December 31, 1999 from $13.8 million for the year ended December 31, 1999 from $13.8 million for the year ended December 31, 1998. This increase was partially offset by a decrease in our Smarty sales to approximately $836,000 for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998. As a result of the growth of our FlashPath revenues and the decrease in Smarty sales, Smarty revenues represented less than 3% of product revenues for the year ended December 31, 1999 compared to approximately 9% in the year ended December 31, 1998. With the acquisition of VST in March 2000, we expect our revenues to significantly increase next year.

         Fiscal year 1999 was the first year that we have had revenues from our research and development efforts. During 1999, we entered into agreements with a customer for the development of new products. Upon acceptance of the products by the customer in the fourth quarter of 1999, we recognized approximately $2.6 million in revenue. During the fourth quarter we entered into an additional research and development agreement, which is expected to be completed during the first half of 2000.

         Our royalty revenues from the sale of our Safeboot product increased to $470,000 in the year ended December 31, 1999 as compared to $284,000 in December 31, 1998. As our FlashPath revenues continue to increase, these royalties represent a smaller portion of our total revenues and have decreased to approximately 1% of our total revenues for the year ended December 31, 1999.

COST OF REVENUES

         Cost of revenues includes the purchased cost of product, packaging, freight and royalties for our FlashPath and Smarty products, the creation of disks for our SafeBoot product and scrap and inventory provisions. Cost of revenues increased to approximately $24.8 million for the year ended December 31, 1999 compared to approximately $12.6 million for the year ended December 31, 1998. These increases in cost were due primarily to the increase in sales of our FlashPath product. With the acquisition of VST in March 2000, we expect our cost of revenues to significantly increase next year.

GROSS PROFIT

         Our gross profit for the year ended December 31, 1999 increased to approximately $15.5 million or 38% of total revenue, compared to approximately $2.7 million or 18% of revenue for the year ended December 31, 1998. The increase in our gross profit and gross profit as a percentage of revenues is primarily the result of revenue growth and improved margins on our FlashPath product. The improved FlashPath product margins achieved in 1999 are related to our efforts to reduce our cost per unit and a favorable mix associated with higher shipments to customers other than our largest OEMs. We expect gross margins on our FlashPath products to remain relatively consistent with the current level; however, our largest OEM customers may seek price concessions, which could cause a reduction in our gross margins. Another contributor to our improved gross profit in 1999 was the research and development revenue earned under the Sony agreement. Without the research and development revenue, our gross profit would still be approximately 35% of total revenue. With the acquisition of VST in March 2000, we expect our gross profit to increase next year, however, we anticipate our overall gross margins will decrease.

RESEARCH AND DEVELOPMENT EXPENSES

         Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses increased to approximately $5.9 million for the year ended December 31, 1999 compared to approximately $2.1 million for the year ended December 31, 1998. The increase was attributable to the hiring of additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with the Sony research and development contract and the outsourcing of product development.

         All of these expenses were to support our development of enhanced versions of our existing FlashPath and Smarty products, as well as our development of our new FlashPath products designed to work with the Sony Memory Stick and the SanDisk MultiMediaCard. We expect that our research and development expenses will continue to increase in connection with the enhancement of our existing FlashPath products and the expansion of the FlashPath line to support additional flash memory card formats. In addition, we expect to incur additional costs as we continue our efforts to develop other products to conveniently transfer digital data from competing flash memory cards to existing, non-PC technologies and, in the future, products that support computer interfaces other than the 3.5-inch floppy disk drive.

         With the acquisition of VST in March 2000, we expect our research and development expenses to significantly increase next year.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States and Japan. These expenses also include other selling and marketing expenditures for items such as trade shows, marketing and promotional programs. Sales and marketing expenses increased by less than $0.1 million to approximately $1.6 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The change from year to year reflects various additional costs incurred in 1998 in connection with the introduction of the FlashPath for SmartMedia product including salaries and payroll related expenses associated with the opening of our Tokyo, Japan office in March 1998. With the acquisition of VST in March 2000, we expect our sales and marketing expenses to significantly increase next year.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $6.3 million in the year ended December 31, 1999 compared to approximately $4.6 million in 1998. The increase in expenses is primarily due to increases in professional services, legal fees and personnel related costs including salaries, bonuses and relocation expenses. As a result of the acquisition of VST in March 2000, we expect our general and administrative expenses to significantly increase next year due to the addition of VST's general and administrative expenses as well as the amortization of goodwill recognized in connection with the acquisition.

INTEREST AND OTHER INCOME/INTEREST EXPENSE

         Interest and other income includes interest earned on cash balances and gains or losses on foreign exchange. Interest expense is incurred on the bank line of credit in Japan. The significant component of interest and other income is interest earned on the proceeds from our initial public offering in October 1999. The average outstanding balance on the line of credit in Japan remained consistent between 1999 and 1998, therefore, interest expense remained consistent between years.

PROVISION FOR INCOME TAXES

         We are subject to tax in Japan and a number of other jurisdictions where we do business, including the United States and United Kingdom. These jurisdictions have different marginal tax rates. For the year ended December 31, 1999, we provided for Japanese withholding tax of approximately $585,000 on royalty income from Japan. We also provided for Japanese income tax of approximately $780,000 due to income earned in Japan. As of December 31, 1999 we had a net operating loss carry forward of approximately $1.5 million for United States federal income tax purposes. However, we have provided a valuation allowance to reduce the related deferred tax asset to zero.

YEAR ENDED DECEMBER 31, 1998 AND 1997

REVENUES

         Our revenues increased to approximately $15.3 million in 1998 from $893,000 in 1997. The increase from 1997 to 1998 was due to an approximately $13.4 million increase in sales of our FlashPath for SmartMedia product, which was commercially introduced by SmartDisk in mid-1998, and a $1.0 million increase in sales of Smarty. Substantial shipments of these products did not occur until the first quarter of 1998 for Smarty and the second quarter of 1998 for FlashPath.

COST OF REVENUES

         Cost of revenues increased to approximately $12.6 million in 1998 from approximately $301,000 in 1997. The increase in cost was due primarily to the increase in sales of our FlashPath product since substantial shipments of our FlashPath and Smarty products did not occur until 1998. The cost of revenues incurred in 1997 primarily related to our SafeBoot product.

GROSS PROFIT

         Gross profit increased to approximately $2.7 million in 1998 from approximately $592,000 in 1997. The increase in gross profit was due to increasing revenues caused especially by the market introduction of our FlashPath product in mid-1998. Gross profit as a percentage of revenues decreased to 18% in 1998 compared to 66% in 1997 as a result of lower overall margins due to sales of FlashPath at quantity pricing levels to major customers. The margins generated in 1997 were unrealistically high and could not be maintained with increases in volume sales to large customers.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased to approximately $2.1 million in 1998 from approximately $1.4 million in 1997. The increase was attributable to the hiring of additional technical personnel to support the development of our FlashPath and Smarty products.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses increased to approximately $1.5 million in 1998 from approximately $12,000 in 1997. The increase was attributable to the hiring of sales, marketing and product management personnel to support our FlashPath and Smarty products, and in particular, the opening of our Tokyo, Japan office in March 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to approximately $4.6 million in 1998 from approximately $3.2 million in 1997. The increase was attributable to our hiring of additional executives to support our growth, including executives to staff our Tokyo office, which opened in March 1998.

RECENT DEVELOPMENTS

         On February 23, 2000, the Company signed a letter of intent to acquire substantially all of the intellectual property of a privately held company for $800,000 and the issuance of approximately 37,000 shares of SmartDisk common stock. This company, which is based in California, is a supplier of high-performance storage solutions. The transaction will be accounted for under the purchase method of accounting and is expected to close in the first half of 2000.

         On March 6, 2000, the Company completed its acquisition of VST Technologies, Inc. (VST), which designs, develops, manufactures and markets FireWire and USB-based flash memory readers and high performance personal storage solutions for PC and Macintosh(R) platforms. VST's product line includes expansion bay storage devices, such as the Zip 100 drive for Apple, IBM and Fujitsu notebooks, SuperDisk drives for select Apple and IBM notebooks, USB floppy drives, portable FireWire hard drives and a dual flash memory card and rotational media reader.

         The acquisition of VST, which is based in the Boston area, will provide the Company with an expanded product line that will address the rapidly growing digital video and digital music markets; will afford the Company a significant presence in the resurgent market for Apple products; and will contribute advanced FireWire and USB technologies to the Company's product portfolio.

         Pursuant to the merger agreement, all of the outstanding shares of VST were exchanged for approximately $10.3 million in cash and approximately 1.1 million shares of SmartDisk common stock. In addition, the Company paid approximately $4.3 million in cash and issued approximately 443,000 options to acquire shares of SmartDisk Corporation common stock with exercise prices ranging from $0.90 to $4.45, in exchange for outstanding vested options to acquire shares of VST common stock. The transaction will be accounted for under the purchase method of accounting. For the year ended December 31, 1999, VST had gross revenues of approximately $61.5 million, operating income of approximately $6.5 million and net income of approximately $6.2 million.

LIQUIDITY AND CAPITAL RESOURCES

                                                                        DECEMBER 31,
                                                              ---------------------------------
                      (DOLLARS IN THOUSANDS)                   1999         1998      % CHANGE
                                                              --------    --------    ---------
       Cash, cash equivalents and short-term investments      $ 45,720    $  2,920      1,466%
       Working capital                                        $ 46,108    $  2,869      1,507%
       Stockholders' equity (deficit)                         $ 49,787    $ (6,336)       ***
         ***not meaningful


         During 1997, we financed our operations principally through loans payable to related parties. During 1998 and 1999, we financed our operations and repaid loans outstanding through short-term borrowings and the sale of equity securities in private placements with several strategic investors. At December 31, 1999, we had total cash and cash equivalents of approximately $45.7 million and working capital of approximately $46.1 million.

         We maintain a line of credit under which we may borrow up to $5 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and would be collateralized by all assets of the Company. This line of credit expires on December 15, 2000. We have not borrowed against this line of credit and we have no current plans to borrow any amounts under this line of credit.

         Our Japanese branch has a line of credit with maximum borrowing capacity of approximately $2.9 million (295 million Yen). The facility, which has no fixed term, is collateralized by a time deposit and accounts receivable. The branch maintains a time deposit with the bank that has a balance at December 31, 1999 of approximately $1.0 million. We may borrow up to 90% of this amount. The credit agreement corresponding to the time deposit collateral is renewable automatically on May 31, 2000. In addition, accounts receivable of up to $2 million (200 million Yen) of specified trade customers may be used as additional collateral. The credit agreement corresponding the accounts receivable collateral is renewable automatically on January 31, 2001. The interest rate on borrowings under the credit facility is 1.38% per year. The outstanding balance under the line of credit was approximately $2 million (200 million Yen) as of December 31, 1999 compared to approximately $0.9 million at December 31, 1998.

         The Japanese branch also discounts certain short-term promissory notes received from trade customers with the bank. Bank borrowings collateralized by promissory notes totaled approximately $2.9 million (302 million Yen) at December 31, 1999 and approximately $1.4 million (160 million Yen) at December 31, 1998.

         Net cash used in operating activities was approximately $0.2 million for the year ended December 31, 1999 as compared to approximately $6.0 million and $4.1 million for the years ended December 31, 1998 and 1997. Net cash used in operating activities in 1999 was due to increases in accounts and notes receivable of approximately $6.7 million, prepaid expenses and other current assets of approximately $0.9 million. These amounts were partially offset by approximately $1.0 million of net income and increases in accounts payable of approximately $1.6 million, accrued expenses of approximately $2.4 million and deferred research and development revenues of approximately $0.3 million. At December 31, 1999, approximately $6.3 million, or 62%, of our trade receivables, substantially all of which related to sales to Asian OEMs, were subject to extended payment term arrangements secured by promissory notes. This is a normal business practice in Asia, particularly in Japan, and, in these cases, credit terms generally ranged from 90 to 150 days. The OEMs are required to pay for the products that they order from us and which we deliver to them whether or not they ultimately resell the products. Product returns are contractually required only for defective products and, to date, returns have been negligible. In addition, our allowance for doubtful accounts at December 31, 1999 was minimal in relation to the value of the accounts receivable, but we believe it to be adequate because the majority of our revenues are derived from sales in Japan to "blue chip" customers, who either secure the accounts receivable with a promissory note or have historically consistently paid without default.

         Net cash used in investing activities was approximately $30.2 million for 1999 compared to $2.1 million in 1998 and $0.3 million in 1997. The most significant use of cash in 1999 was for the purchase of short-term investments with a portion of the proceeds from our initial public offering in October 1999. Cash was also used for capital expenditures, primarily the acquisition of production equipment for the manufacture of our products in Japan.

         Net cash provided by financing activities was approximately $46.6 million in 1999 compared to $10.4 million in 1998 and $4.8 million in 1997. This was primarily attributable to approximately $43.8 million in proceeds from private sales and the initial public offering of the Company's common stock, as well as, approximately $2.6 million in net borrowings under the Company's line of credit.

         On October 6, 1999, the Company completed its initial public offering
(IPO). The Company realized net proceeds of approximately $39.14 million from the sale of 3,450,000 shares of common stock (including 450,000 shares issued upon the exercise of the underwriters' over allotment option) at an initial public offering price of $13.00 per share after deducting underwriting discounts and commissions of approximately $3.14 million and offering expenses of approximately $2.57 million.

         The net proceeds from our IPO have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST Technologies, we paid, or have set aside to be paid, a total of approximately $19 million dollars in purchase consideration and other acquisition related costs. We also funded their current operations with approximately $1.5 million. VST has a line of credit with an outstanding balance of approximately $4.2 million, which we plan to pay down in the near future. We plan to use the remaining net IPO proceeds for general corporate purposes, including working capital. The use of the proceeds from the IPO does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

         We believe that our cash and cash equivalents, short-term investments, credit facility and the net proceeds of the initial public offering, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than initially planned, to develop new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

YEAR 2000 ISSUE

         The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, these electronic systems could fail or create erroneous results when addressing dates after January 1, 2000.

         In assessing the effect of the Year 2000 Issue on SmartDisk, we determined that we need to evaluate four general areas:

         /bullet/ Manufacturer and supplier relationships;

         /bullet/ Internal infrastructure;

         /bullet/ Products sold to customers; and

         /bullet/ Other third-party relationships.

         MANUFACTURER AND SUPPLIER RELATIONSHIPS. We outsource the manufacturing of our products to a number of subcontractors. If our subcontractors are affected by the Year 2000 Issue, our supply of products could be delayed or eliminated. Any disruption in our supply of products from our subcontractors would seriously harm our business, financial condition and results of operations. To date, none of our subcontractors have reported any Year 2000 problems.

         INTERNAL INFRASTRUCTURE. The Year 2000 Issue could also affect our internal systems, including both our information technology and non-information technology systems. We have completed an assessment of our material internal information technology systems, including third-party software and hardware technology. In addition, we have implemented changes to our network and workstation software and hardware for our internal information technology systems to make them Year 2000 ready. We have also completed an assessment of our internal non-information technology systems, such as our test facility, and we have implemented changes to those critical internal non-information technology systems to make them Year 2000 ready. To date, we have not experienced any Year 2000 problems. We will continue to monitor and maintain all internal systems into the year 2000.

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

         To date, none of our major customers have reported any Year 2000 problems. If our current or future customers are not Year 2000 compliant, they may experience significant costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

         OTHER THIRD-PARTY RELATIONSHIPS. We rely on outside vendors for utilities and telecommunication services as well as other infrastructure services. We are not capable of independently evaluating the Year 2000 compliance of the systems utilized to supply these services. To date, none of our outside vendors have reported any Year 2000 problems. Any failure of these third parties to resolve Year 2000 Issues with their systems in a timely manner could have a material adverse effect on our business, financial condition or results of operations.

         Any investigations we have undertaken with respect to Year 2000 Issues have been funded from available cash, and these costs have not been separately accounted for. To date, these costs have not been significant.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         The Company's business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

     WE MAY NOT BE ABLE TO SELL SUFFICIENT QUANTITIES OF OUR PRODUCTS

         Our current and planned FlashPath products are designed to provide connectivity between personal computers and digital appliances that use flash memory cards. The flash memory market is in the early stage of development and is still evolving. Our current dependence on sales of FlashPath and lack of product diversification exposes us to a substantial risk of loss in the event that the flash memory market does not develop or if a competing technology replaces flash memory cards. If a competing memory storage device replaces or takes significant market share from the flash memory cards which our products support, we will not be able to sell our products in quantities sufficient to grow our business.

         We believe that demand for our flash memory connectivity products is driven, to a large extent, by the absence of a single standard for flash memory cards. There are currently four major flash memory cards, none of which has emerged as the industry standard. Should one of these cards or a new technology emerge as an industry standard, flash memory card readers could be built in to PCs, eliminating the need for our current flash memory connectivity products.

     A REDUCTION IN THE USE OF THE 3.5 INCH FLOPPY DISK DRIVE BY CONSUMERS

         Our current products only work in conjunction with the standard 3.5 inch floppy disk drive. While the 3.5 inch floppy disk drive is today found in most PCs, a number of newer PC models, such as the Apple iMac and the Apple G3 desktop, do not have this device and new industry standards may emerge that render the 3.5 inch floppy disk drive obsolete. Advances in input devices such as CD-ROM and removable data storage disk drives, such as Zip drives, may reduce or eliminate the need for the 3.5 floppy diskette, which will lead to a corresponding reduction in demand for our products. We would then have to develop new products that use a different interface between personal computers and digital appliances. We may not be able to redesign our products to fit the new interface and demonstrate technological feasibility of those products on a timely basis, if at all, or in a cost effective manner.

     DEPENDENCE ON ONE PRODUCT

         To date, substantially all of our revenue has been derived from the sale of our FlashPath product that stores data on and retrieves data from only the SmartMedia flash memory card. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of FlashPath for SmartMedia products will continue to represent the most substantial portion of our revenues through at least 2000. A decline in the price of or demand for FlashPath products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business.

   PROTECTION OF OUR INTELLECTUAL PROPERTY

         Our proprietary technology with respect to 3.5 inch floppy disk drive interfaces is critical to our future growth. We rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. However, the patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information.

     WE MAY FACE COMPETITION FROM INTEL IF IT DECIDES TO UTILIZE ITS COMPETING PATENT

         Intel Corporation was issued a patent in 1997 disclosing and claiming technology substantially similar to that disclosed in one of our key patents. The Intel patent was filed four years after our effective filing date, and we do not believe that the Intel patent can be validly applied to any of the technology disclosed in our patent. However, given the substantial resources available to Intel, our financial condition could suffer if we engage in a dispute with Intel. Our business could also be harmed if Intel's patent is determined to be valid and Intel or any licensee of Intel decides to sue our customers or develop and commercialize products based on its patent.

     INFRINGEMENT CLAIMS BY THIRD PARTIES COULD RESULT IN COSTLY LITIGATION AND OTHERWISE ADVERSELY IMPACT OUR BUSINESS

         From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation, which could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received a letter from SanDisk stating that SanDisk held two patents which it believes might apply to our products. Although we subsequently obtained a non-exclusive worldwide license for a 10-year period for all of SanDisk's intellectual property rights in connection with multimedia floppy disk interfaces, if the license terminates or expires, we could face a potential conflict with SanDisk regarding the scope of those patents. In another instance, we received communications alleging that our FlashPath products infringed a third party's patent rights. We have met with such third party to obtain a better understanding of its claim and have agreed to retain a mediator to review the facts and to help us resolve this dispute through mediation. Although we believe that we do not infringe such third party's patent, we can not guarantee that the mediation will avoid litigation, or that the outcome of any such litigation will be favorable to SmartDisk Corporation. We also received correspondence alleging that our SafeBoot product violated another third party's intellectual property rights. We reviewed the patents and concluded that our products do not infringe upon either of the third parties' patent rights. While none of these claims has resulted in litigation, future claims may. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

     WE HAVE INDEMNIFICATION OBLIGATIONS RELATED TO OUR INTELLECTUAL PROPERTY, WHICH MAY REQUIRE US TO PAY DAMAGES

         Our arrangements with SanDisk, Sony and Toshiba require us to indemnify them for any damages they may suffer if a third party claims that we are violating their intellectual property rights. While, to date, we have not received indemnification claims, there may be future claims. Any indemnification claim may require us to pay substantial damages, which could negatively impact our financial condition.

     A NEW OR COMPETING DATA TRANSFER SOLUTION THAT ACHIEVES SIGNIFICANT MARKET SHARE OR RECEIVES SIGNIFICANT SUPPORT FROM FLASH CARD MANUFACTURERS WOULD JEOPARDIZE OUR BUSINESS

         Our products currently compete with a number of cable and non-cable interfaces between personal computers and digital appliances, including ports, PCMCIA slots and infrared interfaces, all of which are PC peripheral interfaces. It is possible that one of these competing data transfer solutions, or another existing or new technology, could achieve a significant market presence or become supported by a number of significant flash memory card or digital appliance manufacturers. Regardless of the relative benefits of our products, if a competing product gains significant market share or significant support of flash card manufacturers, this product would likely emerge as the industry standard and thereby achieve a dominant market position that would jeopardize our survival.

     DEPENDENCE ON KEY CUSTOMERS AND OEMS

         Our business will be seriously harmed if we lose any of our significant customers, particularly Olympus or FujiFilm, or suffer a substantial reduction in or cancellation of orders from these customers. Our current strategy is principally based on sales to OEMs, which results and will continue to result in sales to only a limited number of customers. Our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs.

         No OEM or other customer is contractually obligated to purchase products from us. As a result, our customers are free to cancel their orders or stop ordering our products at any time. In addition, even if we are able to demonstrate that our products are superior, OEMs may still choose not to bundle our products with theirs or market and distribute our products on a stand-alone basis. OEMs may also change their business strategies and manufacturing practices, which could cause them to purchase fewer of our products, find other sources for products we currently manufacture or manufacture these products internally.

         We depend upon our OEM customers to market our products and we do not have significant experience and resources devoted to independent marketing efforts. Failure of the OEMs' products to achieve market acceptance, the failure of the OEMs to bundle our products with theirs, or any other event causing a decline in our sales to the OEMs could seriously harm our business. Even if consumers buy OEMs' products, their ultimate decision to buy our products depends on OEM packaging, distribution and sales efforts, which may not be sufficient to maintain or increase sales of our products. If we cannot achieve or maintain a sufficient consumer acceptance rate of our products concurrent with their purchases of OEM products, our future sales to OEM customers will be adversely affected.

     OUR INTERNATIONAL OPERATIONS CONCENTRATED IN JAPAN ARE SUBJECT TO CERTAIN RISKS

         Approximately 81% of our revenues for 1999 and 84% of our revenues for 1998 were attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenues for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results.

         Some transactions and accounts of our Japanese subsidiary are U.S. dollar denominated. Since the Japanese subsidiary's accounting records are kept in yen, those U.S. dollar denominated transactions are accounted for in yen at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our Japanese subsidiary are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the yen may deteriorate against the dollar, which would impair the value of stockholders' investment in us. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

         We are also subject to risks associated with a significant amount of sales being made to one geographical area. An economic downturn in Asia generally, and Japan in particular, could lead to a reduced demand for our products. In recent years, Japan has been subject to political and economic instability and, while that instability has not yet adversely impacted us, if it continues, sales of our products in Japan may be adversely affected.

         Given our dependence on sales to Japanese customers, we must develop and maintain alliances in Japan to help with the promotion and distribution of our products. We may not be able to develop or maintain these alliances.

         In addition, there are certain risks inherent in doing business on an international basis, including, among others:

         /bullet/ Regulatory requirements

         /bullet/ Difficulties in staffing and managing foreign operations:

         /bullet/ Longer sales and payment cycles

         /bullet/ Potentially adverse tax consequences

         /bullet/ Tariffs and other trade barriers

     DEPENDENCE ON A LIMITED NUMBER OF CONTRACT AND OFFSHORE MANUFACTURERS

         We contract with two offshore manufacturers to produce our products and our dependence on a limited number of contract manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. We do not have contracts with the sole manufacturers of our FlashPath products. If either of the manufacturers terminates production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. We may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers would cause our sales to decline.

     LIMITED NUMBER OF SUPPLIERS OF KEY COMPONENTS

         We rely on one company as our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products and we purchase ASICs for Smarty from two suppliers. In our products, the specific function of these integrated circuits is the conversion of digital and analog data. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

     WE MAY NOT BE ABLE TO INTEGRATE THE BUSINESS OF COMPANIES WE ACQUIRE AND THEREFORE THESE ACQUISITIONS MAY NOT PROVIDE ADDITIONAL VALUE TO OUR SHAREHOLDERS

         We continually evaluate potential acquisitions of complimentary businesses, products and technologies. We acquired VST Technologies, Inc., based in Acton, Massachusetts, in March 2000. We may not realize the desired benefits of this transaction or of future transactions. In order to successfully integrate acquired companies we must, among other things:

         /bullet/ Continue to attract and retain key management and other personnel;

         /bullet/ Integrate the acquired products from both an engineering and sales and marketing prospective;

         /bullet/ Establish a common corporate culture; and

         /bullet/ Integrate geographically distant facilities and employees.

         If our management's attention to day-to-day operations is diverted to integrating acquired companies or if problems in the integration process arise, our business could be adversely affected and we could be required to use a significant portion of our available cash. If an acquisition is made utilizing our securities, a significant dilution to our stockholders and significant acquisition related charges to earnings could occur. We may incur additional charges in the future resulting from redundancies in product lines, customer lists and sales channels associated with these acquisitions. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rate relates primarily to the Company's investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk, and reinvestment risk. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

         The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term investments are all in fixed rate instruments.

                                                  AGGREGATE        AVERAGE
                                                  FAIR VALUE    INTEREST RATE
                                                  -----------   -------------
        Cash and cash equivalents (0-3 months)    $19,079,542       4.55%
        Short-term investments (3-24 months)       26,640,401       6.46%
                                                  -----------
              Total cash, cash equivalents and
                  short-term investments          $45,719,943
                                                  ===========

         We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

         FOREIGN EXCHANGE RISK. We are exposed to currency exchange fluctuations since we sell our products internationally. We are also exposed to currency fluctuations associated with our Japanese branch, however, revenue and expense items of the Japanese branch are denominated in yen. Changes in foreign exchange rates impact the results of operations of the Japanese branch when translated into U.S. dollars. The Company has not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, the Company would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors and executive officers required by
Item 10 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 23, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation required by Item 11 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 23, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 23, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 23, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of SmartDisk Corporation are filed as a part of this report:

                                                                                                                             PAGE
                                                                                                                             ----
     Report of Independent Certified Public Accountants ...................................................................   45

     Consolidated Financial Statements:
         Balance Sheets as of December 31, 1999 and 1998 ..................................................................   46
         Statements of Operations for the years ended December 31, 1999, 1998 and 1997 ....................................   47
         Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997 ................   48
         Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 ....................................   49
         Notes to Consolidated Financial Statements .......................................................................   50

(a) 2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of the Company for each of the years ended December 31, 1999, 1998 and 1997 is filed as part of this Form
10-K and should be read in conjunction with the Consolidated Financial
Statements, and the related notes thereto, of the Company.

                                                                                                                             PAGE
                                                                                                                             ----
Schedule II--Valuation and Qualifying Accounts ............................................................................   S-1


         All other schedules are omitted since they are either not required, not applicable or the required information is shown in the consolidated financial statement or notes thereto.

(a) 3.  EXHIBITS

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

  EXHIBIT
  NUMBER             EXHIBIT TITLE
--------------------------------------------------------------------------------

   1.1      Form of Underwriting Agreement

   3.1      Certificate of Incorporation (1)

   3.2      Bylaws (1)

   10.1     1998 Employee Stock Option Plan (2)

   10.2     1998 Directors and Consultants Stock Option Plan (2)

   10.3     1999 Incentive Compensation Plan (2)

   10.4     1999 Employee Stock Purchase Plan (2)

   10.5     Employment Agreement with Michael S. Battaglia (1)

   10.6     Employment Agreement with Robert Protheroe (1)

   10.7     Employment Agreement with Quresh Sachee (1)

   10.8 License Agreement dated May 26, 1998 between Toshiba Corporation and SmartDisk, as amended (1)

   10.9 Operating Agreement dated May 28, 1998 between Fischer International System Corporation and SmartDisk, as amended (1)

   10.10 License and Distribution Agreement dated May 28, 1998 between SmartDisk and Fischer International Systems Corporation (1)

   10.11 Distribution Agreement dated May 28, 1998 between Fischer International Systems Corporation and SmartDisk (1)

   10.12 Investors' Rights Agreement dated May 22, 1998 among SmartDisk and each of the investors a party thereto (1)

   10.13 Amendment number one to Investors' Rights Agreement dated July 1999 among SmartDisk and each of the investors a party thereto

   10.14 Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by assignment (1)

   10.15 Development and License Agreement dated June 30, 1999 between SmartDisk and Sony Corporation (1)(3)

   10.16 Development and License Agreement dated December 1, 1999 between SmartDisk and Sony Corporation

   10.17 Cooperative Development Agreement dated June 30, 1999 between SmartDisk and SanDisk Corporation (1)(3)

   10.18 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)

   10.19 Joint Venture Agreement dated as of February 24, 1998 by and among Phoenix House Investments, L.L.C., Toshiba Corporation and SmartDisk Corporation (1)

   21.1     Subsidiaries of the Registrant

   23.1     Consent of Ernst & Young LLP

   27.1     Financial Data Schedule (available in EDGAR format only)

(1)      Previously filed.

(2)      Management Compensation Plan or Arrangement.

(3)      Confidential treatment granted for portions of this exhibit.


(b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company in the fourth quarter ended December 31, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SmartDisk Corporation:

         We have audited the accompanying consolidated balance sheets of SmartDisk Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartDisk Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP


Miami, Florida
January 21, 2000, except
for Note 15 as to which
the date is March 6, 2000

                              SMARTDISK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    ------------------------------
                                                                        1999              1998
                                                                    ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 19,079,542      $  2,919,728
   Restricted cash                                                     1,050,000         1,050,000
   Short-term investments                                             26,640,401                --
   Accounts receivable, net of allowance for doubtful accounts of $139,842 and $33,848 at December 31, 1999 and 1998,
   respectively                                                        3,865,781         2,195,356
   Notes receivable                                                    6,302,439         1,381,886
   Inventories, net                                                    1,474,613         1,689,020
   Other current assets                                                1,353,235           280,291
                                                                    ------------      ------------
                  Total current assets                                59,766,011         9,516,281
Property and equipment, net                                            2,623,629           682,014
Intangible assets, net                                                   882,699           740,978
Deposits and other assets                                                171,855           196,682
                                                                    ------------      ------------
TOTAL ASSETS                                                        $ 63,444,194      $ 11,135,955
                                                                    ============      ============
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
   (DEFICIT)
Current liabilities:
   Accounts payable                                                 $  5,329,804      $  3,706,297
   Bank line of credit and discounted notes                            4,894,672         2,247,718
   Other accrued liabilities                                           2,014,765           693,590
   Income taxes payable                                                1,110,537                --
   Deferred research and development contract revenue                    307,874                --
                                                                    ------------      ------------
                  Total current liabilities                           13,657,652         6,647,605
Deferred income tax liability                                                 --           184,658
Stockholder loan                                                              --           648,147
Commitments and contingencies
Redeemable common stock:  2,487,500 shares issued
   and outstanding at December 31, 1998                                       --         9,991,918
Stockholders' equity (deficit):
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none issued                                                  --                --
   Common stock, $.001 par value; 60,000,000 shares authorized;
     16,072,399 issued and 15,991,422 outstanding at December
     31, 1999; 9,296,723 issued and 9,216,496 outstanding at
     December 31, 1998                                                    16,072             9,297
   Capital in excess of par value                                     71,246,592        16,351,092
   Treasury stock,  80,977 shares at December 31, 1999 and
     80,227 shares at December 31, 1998, at cost                         (58,304)          (57,764)
   Accumulated other comprehensive income                                711,954           478,948
   Notes receivable from officers/employees                             (387,454)         (417,334)
   Accumulated deficit                                               (21,742,318)      (22,700,612)
                                                                    ------------      ------------
                  Total stockholders' equity (deficit)                49,786,542        (6,336,373)
                                                                    ------------      ------------
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                                 $ 63,444,194      $ 11,135,955
                                                                    ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SMARTDISK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                  1999              1998              1997
                                              ------------      ------------      ------------
REVENUES
     Product sales                            $ 37,262,464      $ 15,038,281      $    892,530
     Research and development revenue            2,586,506                --                --
     Royalties                                     470,479           284,298                --
                                              ------------      ------------      ------------
         Total revenues                         40,319,449        15,322,579           892,530

COST OF REVENUES                                24,820,064        12,600,330           300,678
                                              ------------      ------------      ------------

GROSS PROFIT                                    15,499,385         2,722,249           591,852

OPERATING EXPENSES
     Research and development                    5,868,983         2,107,142         1,411,986
     Sales and marketing                         1,608,214         1,565,865            11,582
     General and administrative                  6,259,161         4,630,736         3,184,552
                                              ------------      ------------      ------------
         Total operating expenses               13,736,358         8,303,743         4,608,120
                                              ------------      ------------      ------------

OPERATING INCOME (LOSS)                          1,763,027        (5,581,494)       (4,016,268)
Gain (loss) on foreign exchange                     29,919           (47,678)               --
Interest and other income                          586,663            75,770             8,210
Interest expense                                   (54,471)          (51,858)             (514)
                                              ------------      ------------      ------------

Net income (loss) before income taxes            2,325,138        (5,605,260)       (4,008,572)

Income tax expense (benefit)                     1,366,844          (102,316)          (44,598)
                                              ------------      ------------      ------------

NET INCOME (LOSS)                             $    958,294      $ (5,502,944)     $ (3,963,974)
                                              ============      ============      ============

Earnings (loss) per share - basic             $       0.09      $      (0.68)     $      (0.51)
Earnings (loss) per share - diluted           $       0.07      $      (0.68)     $      (0.51)

Weighted average shares used to calculate
     earnings (loss) per share amounts
         Basic                                  10,724,608         8,040,169         7,738,909
         Diluted                                13,349,376         8,040,169         7,738,909


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SMARTDISK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                        1999              1998              1997
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                $    958,294      $ (5,502,944)     $ (3,963,974)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                    1,478,184           613,777           227,089
       Amortization                                                      551,751           410,917           179,346
       Bad debt expense                                                   93,035            26,565                --
       Provision for inventory obsolescence                               86,600                --                --
       Employee stock option expense                                      76,500                --                --
       Foreign currency (gain) loss                                      (29,919)          (31,235)
       Deferred income tax benefit                                      (388,874)         (102,316)          (44,598)
       Changes in assets and liabilities:
         (Increase) decrease in assets:
         Accounts receivable                                          (1,763,460)       (2,221,921)               --
         Notes receivable                                             (4,920,553)       (1,381,886)               --
         Inventories                                                     127,807        (1,394,524)           23,529
         Other current assets                                           (918,472)         (240,169)         (274,894)
         Deposits and other assets                                        93,517          (176,942)           20,525
         Increase (decrease) in liabilities:
         Accounts payable                                              1,623,507         3,452,485          (397,416)
         Deferred research and development contract revenue              307,874                --                --
         Other accrued liabilities and income taxes payable            2,431,712           587,575            80,588
                                                                    ------------      ------------      ------------
Net cash used in operating activities                                   (192,497)       (5,960,618)       (4,149,805)

Cash flows from investing activities:
   Purchases of property and equipment                                (3,057,057)       (1,019,878)         (284,943)
   Purchases of short-term investments                               (36,707,793)               --                --
   Sales and maturities of short-term investments                      9,995,030                --                --
   Purchase of intangible assets                                        (404,959)               --                --
   Increase in restricted cash                                                --        (1,050,000)               --
                                                                    ------------      ------------      ------------
Net cash used in investing activities                                (30,174,779)       (2,069,878)         (284,943)

Cash flows from financing activities:
   Proceeds from issuance of exchangeable note                                --         5,000,000                --
   Net proceeds from line of credit                                    2,646,954         2,247,718                --
   Net proceeds (repayment) of stockholder loan                               --        (3,955,000)        3,709,527
   Net proceeds (repayment) of loan from related parties                      --        (1,045,000)        1,045,000
   Proceeds from sale of redeemable common stock                              --         4,950,000                --
   Net proceeds from issuance of common stock                         43,820,485         3,259,967
   Proceeds from sale of stock by SDL                                     65,225                --                --
   Collections on notes receivable from officers                          29,880                --                --
   Purchase of treasury stock                                               (540)          (57,764)               --
                                                                    ------------      ------------      ------------
Net cash provided by financing activities                             46,562,004        10,399,921         4,754,527
Effect of exchange rate fluctuations on cash                             (34,914)          220,525             1,973
                                                                    ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents                      16,159,814         2,589,950           321,752
Cash and cash equivalents at beginning of period                       2,919,728           329,778             8,026
                                                                    ------------      ------------      ------------
Cash and cash equivalents at end of period                          $ 19,079,542      $  2,919,728      $    329,778
                                                                    ============      ============      ============
Significant non-cash activities:
   Acquisition of SDL patents                                                         $    300,000      $    693,424
   Conversion of stockholder loan to capital                        $    648,147                             654,661
   Exchange of note payable plus accrued interest
       for redeemable common stock                                                       5,041,918
   Notes receivable obtained for stock option exercise                                     417,334
   Issuance of common stock for licenses and trademarks                  300,000           600,000


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SMARTDISK CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                             COMMON STOCK         CAPITAL IN
                                                       -------------------------   EXCESS OF     COMPREHENSIVE
                                                         SHARES        AMOUNT      PAR VALUE     INCOME (LOSS)
                                                       -------------------------------------------------------
Balance at December 31, 1996                            7,724,639     $ 7,725     $ 11,027,278
Comprehensive loss:
   Net loss                                                                                        $(3,963,974)
   Foreign currency translation                                                                          7,533
                                                                                                   -----------
       Comprehensive loss                                                                          $(3,956,441)
                                                                                                   ===========
Acquisition of SDL                                         23,253          23          693,401
Contribution of stockholder loan to capital                                            654,661
                                                       ---------------------------------------
Balance at December 31, 1997                            7,747,892       7,748       12,375,340
Comprehensive loss:
   Net loss                                                                                        $(5,502,944)
   Foreign currency translation                                                                        290,208
                                                                                                   -----------
       Comprehensive loss                                                                          $(5,212,736)
                                                                                                   ===========
Issuance of common stock in private placement             666,250         666        3,164,334
Common stock issued for trademarks                        150,000         150             (150)
Common stock issued under stock option plans              699,863         700          511,601
Acquisition of SDL minority interest                       32,718          33          299,967
Repurchase of common stock
                                                       ---------------------------------------
Balance at December 31, 1998                            9,296,723       9,297       16,351,092
Comprehensive income:
   Net income                                                                                      $   958,294
   Foreign currency translation adjustments                                                            277,147
   Unrealized loss on short-term investments                                                           (44,141)
                                                                                                   -----------
       Comprehensive income                                                                        $ 1,191,300
                                                                                                   ===========
Issuance of common stock in public offering, net        3,452,500       3,453       39,170,411
Conversion of redeemable common stock                   2,487,500       2,487        9,989,431
Issuance of common stock in private placements            650,000         650        4,299,350
Issuance of common stock under stock
   option plans                                            47,875          48          251,948
Issuance of common stock under employee  stock
   purchase plan                                           15,411          15          171,110
Issuance of common stock for license                       37,500          37          299,963
Conversion of stockholder loan into SDL shares             76,018          76          648,071
Issuance of shares by SDL                                   8,872           9           65,216
Collection on note receivable from officer
Repurchase of common stock
                                                       ---------------------------------------
Balance at December 31, 1999                           16,072,399     $16,072     $ 71,246,592
                                                       =======================================

                                                                                        NOTES
                                                                       ACCUMULATED   RECEIVABLE
                                                                          OTHER         FROM
                                                        ACCUMULATED   COMPREHENSIVE   OFFICERS/     TREASURY
                                                          DEFICIT     INCOME (LOSS)   EMPLOYEES       STOCK          TOTAL
                                                       ------------------------------------------------------------------------
Balance at December 31, 1996                           $(13,233,694)    $ 181,207     $       --     $      --     $(2,017,484)
Comprehensive loss:
   Net loss                                              (3,963,974)
   Foreign currency translation                                             7,533
       Comprehensive loss                                                                                           (3,956,441)
Acquisition of SDL                                                                                                     693,424
Contribution of stockholder loan to capital                                                                            654,661
                                                       ------------------------------------------------------------------------
Balance at December 31, 1997                            (17,197,668)      188,740             --            --      (4,625,840)
Comprehensive loss:
   Net loss                                              (5,502,944)
   Foreign currency translation                                           290,208
       Comprehensive loss                                                                                           (5,212,736)
Issuance of common stock in private placement                                                                        3,165,000
Common stock issued for trademarks                                                                                          --
Common stock issued under stock option plans                                            (417,334)                       94,967
Acquisition of SDL minority interest                                                                                   300,000
Repurchase of common stock                                                                             (57,764)        (57,764)
                                                       ------------------------------------------------------------------------
Balance at December 31, 1998                            (22,700,612)      478,948       (417,334)      (57,764)     (6,336,373)
Comprehensive income:
   Net income                                               958,294
   Foreign currency translation adjustments                               277,147
   Unrealized loss on short-term investments                              (44,141)
       Comprehensive income                                                                                          1,191,300
Issuance of common stock in public offering, net                                                                    39,173,864
Conversion of redeemable common stock                                                                                9,991,918
Issuance of common stock in private placements                                                                       4,300,000
Issuance of common stock under stock                                                                                   251,996
   option plans
Issuance of common stock under employee  stock                                                                         171,125
   purchase plan
Issuance of common stock for license                                                                                   300,000
Conversion of stockholder loan into SDL shares                                                                         648,147
Issuance of shares by SDL                                                                                               65,225
Collection on note receivable from officer                                                29,880                        29,880
Repurchase of common stock                                                                                 (540)          (540)
                                                       ------------------------------------------------------------------------
Balance at December 31, 1999                           $(21,742,318)    $ 711,954     $ (387,454)    $  (58,304)   $49,786,542
                                                       ========================================================================


    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SMARTDISK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         SmartDisk Corporation ("SmartDisk" or the "Company") was incorporated in March 1997, and its predecessor, SmartDisk Security Corporation ("SDSC") was incorporated on May 18, 1993. SmartDisk designs and develops products that enable consumers to easily share digital data among advanced consumer electronic products, PCs and the Internet. The Company serves customers in the electronics, banking and other consumer markets. Principal geographic markets for the Company's products include the United States, Japan, Europe and other world markets.

         SDSC was substantially wholly-owned by Addison Fischer ("Fischer"). From 1993 to 1995, SDSC exploited technology that it licensed under a manufacturing license agreement with Fischer International Systems Corporation ("FISC"), another company substantially wholly-owned by Fischer. The patents underlying the licensed technology were held by SmartDiskette GmbH ("SDG"), a German company that is wholly-owned by SmartDiskette Limited ("SDL"), an English company that was approximately 37% owned by Fischer through May 1996. SDG licensed these patents to SDL. SDL in turn entered into a manufacturing license agreement with FISC that FISC subsequently assigned to SDSC. The license agreement covered the manufacture and sale of solid state diskettes relating to the fields of data security and validation and computer security and access control. For the period January 1, 1996 through December 31, 1997, FISC, pursuant to an operating agreement with SDSC, conducted all operations and development activities on behalf of SDSC. During this period, SDSC (through
FISC) developed several products using proprietary, high-density flash memory technology. These products are hereafter referred to as the "SmartDisk Products." The SmartDisk Products consist primarily of FlashPath (used to read/write flash memory cards) and Smarty (used to read/write smart cards). SDSC reimbursed FISC for the cost of services provided by FISC under the operating agreement. In addition, FISC retained 25% of the gross sales price of SmartDisk Products distributed by it on behalf of SDSC.

         On March 21, 1997, FISC and Toshiba Corporation ("Toshiba") entered into a memorandum of understanding in which the parties agreed to exploit the SmartDisk Products. SmartDisk commenced operations January 1, 1998. Effective on that date, SDSC's operating agreement with FISC was terminated.

         On May 26, 1998, an agreement was finalized with Toshiba and FISC in order to, among other things, capitalize SmartDisk. SDSC stockholders exchanged all the issued and outstanding shares of SDSC for 7,350,000 shares of common stock of SmartDisk, Toshiba contributed $9,991,918 for 2,487,500 shares of redeemable common stock and FISC assigned trademarks to SmartDisk in exchange for 150,000 shares of common stock. In conjunction with the capitalization, SDSC was merged into SmartDisk. The merger was a combination of entities under common control and accounted for at historical cost. The accounts of SmartDisk and SDSC are combined in the accompanying financial statements.

         In May 1996 and May 1997, Fischer increased his ownership of SDL to 87% and 92%, respectively. In May 1998, Phoenix House Investments, LLC ("Phoenix House"), an investment company substantially owned by Fischer, acquired the remaining outstanding interests of SDL through the issuance of common stock valued at approximately $300,000. In May 1999, the stockholders of SDL exchanged all their shares of SDL for 515,500 shares of common stock of SmartDisk and SDL became a wholly owned subsidiary of SmartDisk. The merger was a combination of entities under common control and accounted for at historical cost. The individual financial statements of SmartDisk and SDL are combined in the accompanying financial statements from May 22, 1996, the date SDL came under common control. The accounts of SDL were adjusted as of that date to reflect a new basis under the purchase accounting method.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated. The consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

CERTAIN UNCERTAINTIES AND RISKS

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade receivables. The Company places its cash and cash equivalents, and short-term investments with major financial institutions. In the normal course of business, the Company extends unsecured credit to its customers for the sale of products. Credit terms generally range from 30 to 150 days receivables with extended credit terms secured by promissory notes. The Company evaluates and monitors the credit worthiness of each customer on a case-by-case basis. Allowances are maintained for potential credit losses.

         The Company sells to original equipment manufacturers, retailers, and distributors in the United States, Japan, Europe and other world markets. However, the majority of the Company's sales are to Japanese customers. Japanese sales as well as related expenses are denominated in Yen and, accordingly, are subject to the risks associated with fluctuations in exchange rates between the Yen and the US dollar. The Company does not hedge against foreign currency exposure.

         A limited number of customers account for a substantial portion of the Company's revenues. Further, one product accounts for a substantial portion of the Company's revenues. Sales of the Company's products will vary as a result of fluctuations in market demand.

         Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. The Company is dependent on its manufacturers to allocate a sufficient portion of their manufacturing capacity to meet the Company's needs.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

         Substantially all of the Company's sales are made through a Japanese branch. This subsidiary and other foreign subsidiaries have their local currency as their functional currency. Their assets and liabilities are translated to the US dollar at the current exchange rates in effect at the balance sheet date. Items of revenue and expense are translated using average exchange rates in effect for the period in which the items occur. The resulting gains and losses from translation are included as a component of stockholders' equity.

         Certain intercompany balances with the Japanese branch are denominated in Yen. Certain cash time deposits and inter-company accounts of the Japanese branch are dollar-denominated balances. These balances are remeasured to the functional currency using the current exchange rate at the balance sheet date, and resulting adjustments are reflected in the gain (loss) on foreign exchange account included in the statement of operations. Inter-company gains (losses) included in this account for the years ended December 31, 1999 and 1998 totaled $87,910 and $170,416, respectively.

RECLASSIFICATIONS

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivable, accounts payable and other accrued liabilities in the accompanying balance sheet approximates fair value because of the short-term maturity of these financial instruments. The fair value of the restricted cash and line of credit approximates market, as the interest rates on these financial instruments are market rates.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents include money market funds, certificates of deposit and U.S. Government Agency securities.

         The Company has cash investment policies that limit investments to investment grade securities. Investments held by the Company are classified as "available-for-sale" as defined by SFAS No. 115 and are carried at fair value based on quoted market prices. Such investments consist of U.S. Government Agency securities, corporate debt securities and asset backed securities with original maturities beyond three months and less than twenty-four months. Realized losses represent the difference between the proceeds received upon sale of an investment and its amortized cost. The Company's realized losses during the year ended December 31, 1999 were $45,656. Unrealized losses, net of tax, as of December 31, 1999 were $44,141. The Company did not have short-term investments during the years ended December 31, 1998 and 1997.

         A detail of the Company's short-term investments as of December 31, 1999 is as follows:

                                        AMORTIZED       AGGREGATE    UNREALIZED   UNREALIZED
                                        COST BASIS      FAIR VALUE      GAINS       LOSSES
                                        -----------     -----------     -----     -----------
US government and government agency
    securities                          $15,964,942     $15,920,180     $  --     $   (44,762)
Asset backed securities                   5,990,602       5,984,190        --          (6,412)
Corporate bonds and notes                 4,757,219       4,736,031        --         (21,188)
                                        -----------     -----------     -----     -----------
      Total short-term investments      $26,712,763     $26,640,401     $  --     $   (72,362)
                                        ===========     ===========     =====     ===========

         The following represents the maturities of the Company's short-term investments as of December 31, 1999:

                                           AGGREGATE
                                           FAIR VALUE
                                          -----------
                  Due in 0-12 months      $ 9,996,060
                  Due in 12-24 months      16,644,341
                                          -----------
                  Total                   $26,640,401
                                          ===========

RESTRICTED CASH

         Restricted cash is composed of a time deposit that the Company's Japanese branch maintains as collateral for a line of credit.

INVENTORIES

         Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. All major expenditures for production equipment are capitalized and depreciated over the economic life of the asset. The costs of repairs and maintenance are charged to expense in the year when they are incurred. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of 2 to 15 years. In addition, certain production equipment is depreciated using the units of production method. The units of production method depreciates the property over the estimated life cycle production quantities. The monthly depreciation cost is calculated by using the number of pieces produced times the cost per piece computed from the estimated total production quantity.

SOFTWARE DEVELOPMENT COSTS

         Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time certain development costs required to attain general production release would be capitalized. To date, the Company's software development has essentially been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

         Sales revenue is recognized when the risk of loss and title transfers to the customer, which is generally at the time of shipment to customers. Royalty revenue consists of royalties earned on sales of licensed products. Royalty revenues are recognized when earned based upon contractual agreement. To date, all of the Company's royalties relate to the licensing of one software product to FISC. The Company has no continuing obligations under this licensing agreement. Revenues from research and development contracts are recognized when earned based upon achievement of contract milestones.

STOCK BASED COMPENSATION

         SFAS No. 123 "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. The Company determines the value of stock-based compensation arrangements under the provisions of APB 25 and, accordingly, has included the pro forma disclosures required under SFAS No. 123 in Note 9.

ADVERTISING

         Advertising costs are charged to expense as incurred, advertising expenses for 1999, 1998 and 1997 were $147,251, $214,002 and $3,785, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet as either an asset or liability measured at its current market value. Because SmartDisk currently holds no derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ending December 31, 2001.

COMPREHENSIVE INCOME

         Comprehensive income (loss) includes all changes in equity that result from transactions and other economic events during the period other than transactions with stockholders. The significant components of other comprehensive income (expense) for the Company include equity adjustments resulting from the translation of the balance sheet for the Japanese branch and the European subsidiary and unrealized gains and losses on short-term investments. Accumulated other comprehensive income at December 31, 1999, includes accumulated foreign currency translation adjustments of $756,095 offset by unrealized losses on short-term investments of $44,141, net of tax.

NOTE 2.  INVENTORY

         Inventories consist of the following:

                                                  DECEMBER 31,
                                          ----------------------------
                                              1999             1998
                                          -----------      -----------

           Finished goods                 $ 1,561,213      $ 1,687,905
           Raw materials                           --            1,115
                                          -----------      -----------
           Total inventories                1,561,213        1,689,020
           Allowance for obsolescence         (86,600)              --
                                          -----------      -----------
           Net inventory                  $ 1,474,613      $ 1,689,020
                                          ===========      ===========

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                     1999             1998
                                                 -----------      -----------
   Production Equipment                          $ 3,697,941      $   702,779
   Furniture and fixtures                            318,973          191,576
   Software                                          370,487          167,519
                                                 -----------      -----------
   Property and equipment, at cost                 4,387,401        1,061,874
   Accumulated depreciation and amortization      (1,763,772)        (379,860)
                                                 -----------      -----------
   Property and equipment, net                   $ 2,623,629      $   682,014
                                                 ===========      ===========

NOTE 4.  INTANGIBLE ASSETS

         The patents and goodwill recorded as of December 31, 1998 relate to technology held by SDL. These amounts will be fully amortized in the first half of 2000. During 1999, the Company incurred approximately $400,000 in costs for the successful defense of the patent on its primary technology and product. These costs have been capitalized and included in patents. These costs will be amortized over three years, the expected future life of the patent.

         On June 30, 1999 the Company issued 37,500 shares of its common stock to SanDisk Corporation ("SanDisk") in exchange for a license to utilize certain patented technology developed by SanDisk. The Company is amortizing the license on a straight-line basis over the ten year term of the license. In addition, the Company is required to pay a royalty to SanDisk on net revenues from direct sales to customers other than SanDisk of products developed by the Company utilizing this licensed technology.

         Intangible assets consist of the following:

                                                 DECEMBER 31,
                                        ----------------------------
                                            1999             1998
                                        -----------      -----------
           Patents                      $ 1,389,204      $   998,334
           Goodwill                         326,464          332,791
           License                          300,000               --
                                        -----------      -----------
           Total intangibles              2,015,668        1,331,125
           Accumulated amortization      (1,132,969)        (590,147)
                                        -----------      -----------
           Intangible assets, net       $   882,699      $   740,978
                                        ===========      ===========

NOTE 5.  BANK LINE OF CREDIT

         The Company's wholly owned Japanese branch has a line of credit with maximum borrowing capacity of approximately $2.9 million (295 million Yen). The facility, which has no fixed term, is collateralized by a time deposit and accounts receivable. The branch maintains a time deposit with the bank that has a balance at December 31, 1999 of $1,050,000. The Company may borrow up to 90% of this amount. The credit agreement corresponding to the time deposit collateral is renewable automatically on May 31, 2000. In addition, accounts receivable of up to $2 million (200 million Yen) of specified trade customers may be used as additional collateral. The credit agreement corresponding to the accounts receivable collateral is renewable automatically on January 31, 2001. The interest rate on borrowings under the line of credit is 1.38% per year. The outstanding balance under the line of credit was approximately $2 million (200 million Yen) as of December 31, 1999 and approximately $0.9 million (100 million
Yen) at December 31, 1998.

         The Japanese branch also discounts certain short-term promissory notes received from trade customers with the bank. Bank borrowings collateralized by promissory notes totaled approximately $2.9 million (302 million Yen) at December 31, 1999 and approximately $1.4 million (160 million Yen) at December 31, 1998.

         The Company maintains a line of credit under which it may borrow up to $5 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and would be collateralized by all assets of the Company. This line of credit expires on December 15, 2000. The Company has not borrowed against this line of credit and has no current plans to borrow any amounts under this line of credit.

         Interest paid during the years ended December 31, 1999 and 1998 amounted to $53,842 and $5,017, respectively. The Company made no interest payments in 1997.

NOTE 6. COMMITMENTS AND CONTINGENCIES

LEASES

         Through May 31, 1999, the Company leased space for its corporate headquarters from a related party, FISC, on a month-to-month basis. There was no formalized agreement and the expense was accrued and paid monthly based on a percent of usage basis. As of June 1, 1999, the Company assumed from FISC a facilities operating lease with an unrelated lessor that continues through December 31, 2001. The Company also leases office space under an operating lease that expires in September 2000. The Company's Japanese branch leases office space under a two year operating lease that commenced in April 1998. This lease has been renewed through 2002 on terms similar to the original lease agreement. Total rent expense on operating leases for 1999, 1998 and 1997 was $443,645, $261,399 and $36,995, respectively. Rent expense incurred related to FISC for these same periods totaled $58,578, $135,290 and $36,995, respectively.

         The table below sets forth minimum payments for the years indicated under operating leases with remaining terms in excess of one year, at December 31, 1999:

                           2000 .............    $ 440,141
                           2001 .............      446,343
                           2002 .............       83,896

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its employees. These agreements stipulate, among other things, severance and benefit arrangements in the event of termination. In addition, the agreements include confidentiality provisions, invention assignment provisions, and covenants not to compete.

CONTINGENCIES

         The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be any disputes regarding the Company's intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold that will provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

NOTE 7.  EARNINGS (LOSS) PER SHARE DATA

         Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period plus the dilutive effect of the conversion of the outstanding redeemable common stock, outstanding shares of non-vested stock and outstanding stock options using the "treasury stock" method. For the year ended December 31, 1998, the redeemable common stock, shares of non-vested stock and stock options were excluded from the calculation of earnings (loss) per share because they were anti-dilutive. They have been included in the computation of earnings per share for the year ended December 31, 1999 due to their dilutive effect on earnings per share.

         Earnings (loss) per share has been computed reflecting the retroactive adjustment of outstanding shares related to the mergers of SDL and SDSC into SmartDisk as well as the one for four reverse stock split that was effected in August 1999.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1999            1998             1997
                                                   -----------     ------------     ------------
Numerator:
   Net income (loss)                               $   958,294     $(5,502,944)     $(3,963,974)
                                                   ===========     ============     ============
Denominator:
   Weighted average shares outstanding              10,724,608       8,040,169        7,738,909
   Dilutive effect of conversion of redeemable
     common stock                                    1,901,404              --               --
   Dilutive effect of stock options                    365,619              --               --
   Dilutive effect of non-vested common stock          357,745              --               --
                                                   -----------     ------------     ------------
   Diluted shares outstanding                       13,349,376       8,040,169        7,738,909
                                                   ===========     ============     ============
Basic earnings (loss) per share                    $      0.09     $     (0.68)     $     (0.51)
Diluted earnings (loss) per share                  $      0.07     $     (0.68)     $     (0.51)


         Subsequent to December 31, 1999, the Company issued 1,080,000 shares of common stock, of which approximately 1,067,000 related to the acquisition of VST. The Company also granted approximately 934,000 options to purchase shares of SmartDisk common stock and issued approximately 443,000 options to acquire shares of SmartDisk Corporation common stock in exchange for outstanding vested options to acquire shares of VST common stock.

NOTE 8.  STOCKHOLDERS' EQUITY (DEFICIT)

         In connection with an agreement that was finalized in May 1998, Toshiba Corporation received 2,487,500 shares of redeemable common stock in exchange for $9,991,918 (consisting of $4,950,000 cash, the exchange of a $5,000,000 note and accrued interest of $41,918).

         In January and July 1999, SmartDisk sold a total of 650,000 shares of its common stock in private transactions for gross proceeds of $4.30 million.

         In August 1999, the Company completed a reverse stock split of one for four. The consolidated financial statements and footnotes have been retroactively restated to reflect the reverse stock split in the prior periods, including all references in the financial statements to number of shares and per share amounts.

         In August 1999, the Company amended and restated its Certificate of Incorporation such that the number of shares of authorized capital stock was increased to 65,000,000 shares, consisting of 60,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value $0.001 per share.

         On October 6, 1999, the Company completed its initial public offering
(IPO). The Company realized net proceeds of approximately $39.14 million from the sale of 3,450,000 shares of common stock (including 450,000 shares issued upon the exercise of the underwriters' over allotment option) at an initial public offering price of $13.00 per share after deducting underwriting discounts and commissions of approximately $3.14 million and offering expenses of approximately $2.57 million. Upon the successful completion of the Company's IPO, each of the 2,487,500 outstanding shares of redeemable common stock were converted into one share of common stock.

NOTE 9.  STOCK BASED COMPENSATION

STOCK OPTION PLANS

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized during 1999 and 1998.

         The Company's 1998 Employee Stock Option Plan authorized the grant of options to employees including members of the Company's Board of Directors who are employees of the Company for up to 1,454,545 shares of the Company's common stock. Options granted under the plan are fully vested after four years and all options granted have a ten-year contractual life. This plan was terminated in July 1999.

         The Company's 1998 Directors and Consultants Stock Option Plan authorized the grant of options to officers, directors, consultants and other independent contractors (including members of the Company's Board of Directors who are not employees of the Company) for up to 250,000 shares of the Company's common stock. Options granted under the plan are fully vested after four years and all options granted have a ten-year contractual life. This plan was terminated in July 1999.

         The Company has reserved 965,750 shares of common stock for outstanding options issued under the aforementioned stock option plans.

         During 1998 and 1999, the Company granted 880,613 stock options to employees and directors of SmartDisk with exercise prices ranging from $0.72 to $8.00, which options were immediately exercisable for cash or in part by cash (minimum par value for the shares purchased) and the balance by a five-year full recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. Of the 880,613 immediately exercisable options granted, 743,363 options have been exercised and 67,250 have been cancelled as of December 31, 1999. Of the 743,363 shares of common stock issued upon exercise, 357,745 remain nonvested and 80,977 have been repurchased and are shown as treasury stock, at cost, in the equity section of the balance sheet as of December 31, 1999. The nonvested shares of common stock will vest in accordance with the provisions of the original option award.

         In July 1999, the Company established the 1999 Incentive Compensation Plan (the 1999 Plan) and reserved 2,500,000 shares of common stock for issuance thereunder. Pursuant to the terms of the 1999 Plan, the Company may grant participants stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the Awards). Under the 1999 Plan, the total number of shares of common stock that may be subject to the granting of Awards at any time during the term of the 1999 Plan shall equal 2,500,000 shares, plus the number of shares with respect to which Awards previously granted under the 1999 Incentive Plan that terminate without being exercised, and the number of shares of common stock that are surrendered in the payment of any Awards or any tax withholding requirements. As of December 31, 1999, 171,000 options have been granted under the 1999 Plan. No other form of Award has been granted under the 1999 Plan.

         During the year ended December 31, 1999, compensation expense of $76,500 was recognized relating to the accelerated vesting of 21,000 options, exercisable at $0.72 per share.

         A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                                WEIGHTED     NUMBER OF     WEIGHTED
                                              NUMBER OF         AVERAGE       OPTIONS       AVERAGE
                                               OPTIONS      EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
                                              ---------        --------        ------       --------
Outstanding at December 31, 1997                     --        $     --            --       $     --
   Granted with exercise prices equal
       to fair market value                   1,041,613            1.29
   Granted with exercise prices less
       Than fair market value                    25,000            4.00
   Exercised                                   (699,863)           0.73
   Canceled                                        (750)           0.72
                                              ---------
Outstanding at December 31, 1998                366,000            2.54         2,250          0.72
   Options granted with exercise
       prices equal to fair market value      1,024,500            7.77
   Exercised                                    (47,875)           3.67
   Canceled                                    (205,875)           2.66
                                              ---------
Outstanding at December 31, 1999              1,136,750        $   7.19        44,794       $   2.73
                                              =========

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                        OUTSTANDING OPTIONS                              EXERCISABLE OPTIONS
                       --------------------------------------------------------   ----------------------------------
                                             WEIGHTED
                                             AVERAGE             WEIGHTED                              WEIGHTED
RANGE OF                 NUMBER OF          REMAINING             AVERAGE            OPTIONS            AVERAGE
EXERCISE PRICES           OPTIONS        CONTRACTUAL LIFE     EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
-------------------------------------------------------------------------------   ----------------------------------
$0.72  - $1.00            58,750            8.1 years             $0.76              24,689             $0.75
$4.00  - $4.80           321,125            9.0 years              4.66              16,385              4.28
$8.00  - $13.00          740,375            9.4 years              8.24               3,720              9.00
$30.50 - $36.50           16,500            9.9 years             32.00                  --                --
                       ---------                                                     ------
$0.72  - $36.50        1,136,750            9.3 years             $7.19              44,794             $2.73
                       =========                                                     ======

EMPLOYEE STOCK PURCHASE PLAN

         In July 1999, the Company established the 1999 Employee Stock Purchase Plan, for which 465,000 shares of the Company's common stock have been reserved. The plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, will be implemented through successive twelve-month Offering Periods, generally commencing the first of January each year. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five (5) months in a calendar year. Entry dates into the plan are the first day of each calendar quarter. Each participant is granted an option to purchase the Company's common stock on June 30 and December 31 (the "Purchase Date") of each Offering Period, up to a maximum of 1,000 shares, through payroll deductions, which may not exceed 15% of an employee's total compensation. The initial Offering Period commenced on October 5, 1999 and will end on the last business day of December 2000. The price of stock purchased under the plan will be 85% of the lower of the fair market value of the common stock at the beginning of the Offering Period or the Purchase Date. Employees may not be granted shares under the plan if immediately following a grant they would hold stock and/or options to acquire stock possessing more than 5% of the total voting power of the shares of the Company. Employee contributions are limited to $21,250 per year. Approximately 90 percent of eligible employees participated in the Plan in 1999. Under the Plan, the Company sold 15,411 shares of common stock to employees on December 31, 1999.

PRO FORMA INFORMATION FOR STOCK-BASED COMPENSATION

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. For the fair value disclosure below, compensation value is estimated for each option grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for option grants in fiscal 1999 and 1998: risk-free interest rate of 5.75% in 1999 and 5.25% in 1998; expected dividend yield of 0% for 1999 and 1998; volatility factor of the expected market price of the Company's common stock of 0.80 for the period in 1999 following the Company's IPO and zero for the period in 1999 prior to the Company's IPO and for all of 1998; and an expected life of the options of 3 years for 1999 and 1998. Shares issued through the 1999 Employee Stock Purchase Plan during 1999 were valued with a minimum value pricing model using the following assumptions: risk-free interest rate of 5.75%, expected dividend yield of 0% and a life of three months.

         The weighted average grant date fair value of options granted during the years ended December 31, 1999 and 1998 with exercise prices equal to market value was $5.11 and $0.84, respectively. There were no options granted during the year ended December 31, 1999 with exercise prices less than market value. The weighted average grant date fair value of options granted during the year ended December 31, 1998 with exercise prices less than market value was $3.40. The weighted average grant date fair value of the shares issued through the 1999 Employee Stock Purchase Plan for the year ended December 31, 1999 was $2.11.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee's stock options.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information for options issued is as follows:

                                                1999              1998
                                            -----------     -------------
   Net income (loss):
       As reported                          $   958,294     $  (5,502,944)
       Pro forma                            $   754,101     $  (5,620,529)
   Basic net income (loss) per share:
       As reported                          $      0.09     $       (0.68)
       Pro forma                            $      0.07     $       (0.70)
   Diluted net income (loss) per share:
       As reported                          $      0.07     $       (0.68)
       Pro forma                            $      0.06     $       (0.70)

         The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1999 and 1998 are not likely to be representative of the pro forma effects on net income and earnings per share in future years because the number of shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

NOTE 10.  EMPLOYEE BENEFIT PLANS

         Effective January 1, 1998, for the benefit of qualified employees, the Company became a participant in a tax deferred savings plan offered to employees of FISC. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make pre tax contributions into the plan for up to 15% of their annual compensation, up to a maximum of $10,000 per year. The Company's matching contributions are earned by the employee based on a straight line, five year vesting schedule. The Company may make additional annual contributions to the plan at the discretion of the Board of Directors. For the years ended December 31, 1999 and 1998, the Company made matching contributions of $30,596 and $10,747, respectively.

NOTE 11. INCOME TAXES

         The United States and foreign components of income (loss) from continuing operations before income taxes are as follows:

                                    YEARS ENDED DECEMBER 31,
                          --------------------------------------------
                             1999            1998             1997
                          -----------     -----------      -----------
        United States     $   552,953     $(4,584,045)     $(3,462,924)
        Foreign             1,772,185      (1,021,215)        (545,648)
                          -----------     -----------      -----------
            Total         $ 2,325,138     $(5,605,260)     $(4,008,572)
                          ===========     ===========      ===========

         The income tax benefit for periods prior to 1999 as presented in the statements of operations relates to the reduction of the deferred income tax liability associated with the identified intangible assets. The components of the income tax provision (benefit) are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------
                                            1999             1998             1997
                                        -----------      -----------      -----------
Current:
   United States                        $    60,000      $         0      $         0
   Foreign                                1,695,718                0                0
                                        -----------      -----------      -----------
   Total Current Expense (Benefit)      $ 1,755,718      $         0      $         0
Deferred:
   United States                        $   (50,000)     $   (25,000)     $         0
   Foreign                                 (338,874)         (77,316)     $   (44,498)
   Total Deferred Expense (Benefit)     $  (388,874)     $  (102,316)     $   (44,498)
Income Tax Provision (Benefit)          $ 1,366,844      $  (102,316)     $   (44,598)
                                        ===========      ===========      ===========

         The significant components of the Company's deferred income taxes are as follows:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Deferred tax assets:
   Net operating loss carryforwards                $ 1,238,163      $ 2,615,236
   Depreciation and amortization                       104,640           18,377
   Accrued expenses                                    134,052            9,225
   Bad debt & inventory reserves                        85,211               --
   Foreign tax & alternative minimum tax credits     1,759,548               --
   Other                                               347,057               --
                                                   -----------      -----------
   Deferred tax assets                               3,668,671        2,642,838
              Less: valuation allowance             (3,417,277)      (2,642,838)
                                                   -----------      -----------
Net deferred tax assets                                251,395               --
Deferred tax liabilities
   Acquired intangibles                                (56,453)        (184,658)
                                                   -----------      -----------
Total net deferred taxes                           $   194,942      $  (184,658)
                                                   ===========      ===========

         The reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is:

                                                 YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                            1999          1998          1997
                                          -------       -------       -------
Federal income tax benefit                  34.00%       (34.00)%      (34.00)%
State taxes, net of federal benefit          3.57         (3.63)        (3.63)
Foreign tax rate differential               (0.33)        (0.13)         0.63
Non-deductible items                         0.56          1.38            --
Goodwill                                     1.83          0.13          0.37
Recognition of net deferred tax assets
   from change in SDSC status                  --         (0.17)           --
S corporation loss reported by
   stockholders                                --            --         32.51
Change in valuation allowance               19.48         34.01          3.02
Other                                       (0.32)         0.61            --
                                          -------       -------       -------
    Total                                   58.79%        (1.80)%       (1.10)%
                                          =======       =======       =======

         Prior to May 1998, SDSC elected to be taxed as an S corporation under the Internal Revenue Code. As a result, the taxable income or losses for periods prior to May 1998 were reported by the stockholders on their individual income tax returns. Upon the conversion from an S corporation to a C corporation, SDSC became subject to income tax. Subsequent to the conversion from an S corporation to a C corporation, SDSC was merged into SmartDisk, a C corporation.

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $3,417,000, $2,643,000 and $770,000 at December 31, 1999, 1998 and 1997, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance amounted to approximately $774,000, $1,873,000 and $121,000 for December 31, 1999, 1998 and
1997, respectively.

         At December 31, 1999 and 1998, the Company had United States and foreign net operating loss carryforwards for tax purposes as follows:

                     DECEMBER 31, 1999               DECEMBER 31, 1998
                 ------------------------       --------------------------
JURISDICTION       AMOUNT      EXPIRATION         AMOUNT        EXPIRATION
------------     ----------    ----------       ----------      ----------
United States    $1,532,000         2018        $4,932,000            2018
United Kingdom    2,005,000    Unlimited         2,343,000       Unlimited
Japan                    --          N/A           377,000            2003

         At December 31, 1999, the Company had United States tax credit carryforwards as follows:

                                                 DECEMBER 31, 1999
                                            -------------------------
         TAX CREDIT                           AMOUNT      EXPIRATION
         ----------                         ----------    ----------
         Foreign tax credit                 $1,699,548          2004
         Alternative minimum tax credit     $   60,000     Unlimited

         The Company made income tax payments of $145,330 during 1999. No income tax payments were made in 1998 and 1997.

NOTE 12.  SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company operates in one reportable business segment.

         Sales to foreign markets and to significant customers as a percentage of the Company's total revenues were as follows:

                                             YEARS ENDED DECEMBER 31,
                                        --------------------------------
       Foreign markets:                 1999          1998          1997
                                        ----          ----          ----
           Asian and Pacific Rim          81%           84%           --%
           United States                  15            10            82
           Europe                          4             6            18

                                             YEARS ENDED DECEMBER 31,
                                        --------------------------------
       Significant Customers:           1999          1998          1997
                                        ----          ----          ----
           FujiFilm                       28%           38%           --%
           Olympus                        27            32            --
           FISC                           10            14           100
           Sony                           10            --            --

         The following is a summary of the carrying amounts of the Company's foreign net assets (liabilities) by geographic area in which they are located:

                                                     DECEMBER 31,
                                           -------------------------------
                                              1999                  1998
                                           ----------           ----------
       Asian and Pacific Rim               $4,359,808           $1,830,076
       Europe                                 198,115              (46,025)

         The following is a summary of the Company's foreign long-lived assets by geographic area in which they are located:

                                                       DECEMBER 31,
                                             -------------------------------
                                                1999                  1998
                                             ----------             --------
       Asian and Pacific Rim                 $1,680,321             $281,347
       Europe                                   191,637              750,821

NOTE 13.  RELATED PARTY TRANSACTIONS

         Material related party transactions that have been entered into by the Company that are not disclosed otherwise in these notes are summarized below.

         As outlined in Note 1, SmartDisk (including SDSC and SDL) and FISC were under the common ownership of Fischer. Further, there were various transactions between SmartDisk and FISC, such as sharing of certain general and administrative resources, the purchases/sales of products and services and similar transactions. In the opinion of management, the allocations were reasonable and reflect all of the cost of the Company's doing business.

         During 1997, FISC provided operating services to SmartDisk pursuant to an operating agreement. FISC retained 25% of the gross sales price of SmartDisk Products distributed by it on behalf of the Company. In addition, FISC allocated direct expenses attributable to the Company such as cost of sales, product development and depreciation, and indirect expenses such as selling, general and administrative expenses. The direct expense allocation was based on actual expenses incurred and the indirect expense allocation was based upon a pro rata allocation of the total expenses incurred by FISC based upon management's estimate of the percentage attributable to the Company. All of the Company's revenues for 1997 and operating expenses totaling approximately $4.0 million in 1997 were recognized or incurred by FISC on behalf of SmartDisk. Management estimates that had the Company operated on a stand-alone basis for 1997, expenses would have approximated the amount reported.

         As a direct result of this operating arrangement between FISC and SmartDisk, the Company's stockholder loan from Fischer was increased by $3,158,817 in 1997 representing funding of SmartDisk operations by Fischer through FISC. Stockholder loan amounts totaling $654,661 in 1997 were contributed to capital. In addition, stockholder loan amounts totaling $648,147 at December 31, 1998, represented advances made by Fischer and related companies to fund the operations of SDL. Those advances, which were non-interest bearing and due upon demand, were converted into 386,841 shares of common stock of SDL in May 1999, which in turn were exchanged for 76,018 shares of SmartDisk.

         At December 31, 1997, the Company owed $1,045,000 to FISC and $3,955,000 to Fischer, which represented non-interest bearing amounts advanced to fund the Company's operations. These amounts were repaid in 1998.

         In 1998, the Company was granted a non-exclusive license to certain patents relating to the interface with Toshiba's SmartMedia cards. In September 1998, this license was amended to expand the field of use for the license. In return, the Company agreed to pay a 1/2% royalty on products covered by the Toshiba patents. Royalty expenses pertaining to this license were $25,555 and $68,752 in 1999 and 1998, respectively.

         The Company has entered into various strategic agreements with related parties to sell, manufacture and distribute products. In addition, the Company procures certain engineering services from a strategic investor. During 1999 and 1998, approximately 18% and 34%, respectively, of the Company's sales were to related parties. During 1999 and 1998, purchases of products and services of approximately $37.5 million and $14.0 million, respectively, were made from related parties.

         Pursuant to license and distribution agreements entered into in 1998 between FISC and the Company, FISC was granted the right to license and distribute the Company's products through 2001. For this right, FISC agreed to pay to the Company royalties ranging from 5% to 33.3% of net revenue derived from certain SmartDisk product sales. All of the Company's royalty revenues are from FISC.

         Pursuant to operating agreements entered into in 1998, FISC provides operating assistance to the Company consisting of services, facilities and shared equipment. The Company's share of expenses for these services is based on an internal analysis of the relative amount of time devoted to its business by employees of FISC as well as the overhead charges attributable to these employees. The Company recorded operating expenses related to these agreements for the years ended December 31, 1999 and 1998 of approximately $300,000 and $1,500,000, respectively.

         Three of the Company's principal stockholders have the right to require the Company to file a registration statement to enable them to sell their shares.

         During February 1999, the Company loaned $60,000 to one of its officers and the full amount was outstanding as of December 31, 1999. The loan was made pursuant to a Promissory Note, bears interest at 4.71%, and is repayable in four annual installments. In addition, the Company has, in conjunction with the 1998 Employee Stock Option Plan, made loans to several of its employees to allow for the immediate exercise of stock option grants. Each loan was made pursuant to a full recourse Promissory Note, is secured by a pledge of the shares of stock which the employee has acquired, bears interest at approximately 5.5% which is payable quarterly, and is required to be paid in full within five years of the date of issuance. As of December 31, 1999, the principal amount due under these loans was $387,454.

NOTE 14.  RESEARCH AND DEVELOPMENT CONTRACT REVENUES

         During 1999, SmartDisk entered into and completed various research and development contracts with a customer. The contracts entitled the Company to invoice and receive funds over the development period, some of which were conditioned upon acceptance of certain deliverables. Through December 31, 1999, SmartDisk invoiced approximately $2.6 million for development work. All of these revenues were recognized as income in the fourth quarter of 1999 upon the customer's final acceptance of the product. Approximately $1.6 million of contract costs were charged to expense over the life of the development periods, which ended in 1999. The Company's accounting for these research and development revenues was based upon final customer acceptance of the product being a condition of earning revenue under the contract.

         SmartDisk also has an ongoing research and development contract, which was entered into during the fourth quarter of 1999. This contract entitles SmartDisk to invoice and receive funds over the development period, which is through March 31, 2000, some of which are conditioned upon the customer's acceptance of certain deliverables. Through December 31, 1999, SmartDisk has not invoiced the customer for the development work under this contract and no revenues were recognized as income. Approximately $500,000 of contract costs related to this development contract has been charged to expense as of December 31, 1999. The Company's accounting has been based upon final customer acceptance being a condition of earning revenue under the contract. Total estimated costs to be incurred under this contract are approximately $1.0 million.

NOTE 15.  SUBSEQUENT EVENTS

         On February 23, 2000, the Company signed a letter of intent to acquire substantially all of the intellectual property of a privately held company for $800,000 and the issuance of approximately 37,000 shares of SmartDisk common stock. This company, which is based in California, is a supplier of high-performance storage solutions. The transaction will be accounted for under the purchase method of accounting and is expected to close in the first half of 2000.

         On March 6, 2000, the Company acquired VST Technologies ("VST") for approximately $16.4 million in cash and the issuance of 1.1 million shares of SmartDisk common stock valued at approximately $49 million. In addition, the Company issued approximately 443,000 options, valued at approximately $19.8 million, to acquire shares of SmartDisk Corporation common stock with exercise prices ranging from $0.90 to $4.45, in exchange for outstanding vested options to acquire shares of VST common stock. VST, which is based in Massachusetts, designs, develops, manufactures and markets high performance portable peripherals for the computer industry. The transaction will be accounted for under the purchase method of accounting.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SMARTDISK CORPORATION
YEAR ENDED DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                       Column A                 Column B                       Column C                Column D         Column E
------------------------------------------------------------------------------------------------------------------------------------
                                               Balance at           Charged to        Charged to                      Balance at End
          Classification                   Beginning of Period  Costs and Expenses  Other Accounts       Deductions      of Period
  YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
  from asset accounts:
  Allowance for doubtful accounts                $   34,000          $  105,800     $             --     $       --    $  139,800
  Reserve for inventory obsolescence                     --              86,600                   --             --        86,600
  Valuation allowance for deferred tax asset      2,642,800             774,200                   --             --     3,417,000
                                                 ----------          ----------     ----------------     ----------    ----------
                                                 $2,676,800          $  996,600     $             --     $       --    $3,643,400
                                                 ==========          ==========     ================     ==========    ==========
  YEAR ENDED DECEMBER 31, 1998:
  Reserves and allowances deducted
  from asset accounts:
  Allowance for doubtful accounts                $       --          $   34,000     $             --     $       --    $   34,000
  Reserve for inventory obsolescence                     --                  --                   --             --            --
  Valuation allowance for deferred tax asset        770,200           1,872,600                   --             --     2,642,800
                                                 ----------          ----------     ----------------     ----------    ----------
                                                 $  770,200          $1,906,600     $             --     $       --    $2,676,800
                                                 ==========          ==========     ================     ==========    ==========
  YEAR ENDED DECEMBER 31, 1997:
  Reserves and allowances deducted
  from asset accounts:
  Allowance for doubtful accounts                $       --          $       --     $             --     $       --    $       --
  Reserve for inventory obsolescence                     --                  --                   --             --            --
  Valuation allowance for deferred tax asset             --             770,200                   --             --       770,200
                                                 ----------          ----------     ----------------     ----------    ----------
                                                 $       --          $  770,200     $             --     $       --    $  770,200
                                                 ==========          ==========     ================     ==========    ==========

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2000.

                                      SmartDisk Corporation

                                      By: /s/ MICHAEL S. BATTAGLIA
                                         ---------------------------------------
                                           Michael S. Battaglia
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                NAME                                             TITLE                          DATE
                ----                                             -----                          ----

/s/ Addison M. Fischer                    Chairman of the Board of Directors                    March 27, 2000
--------------------------------------
Addison M. Fischer

/s/ Michael S. Battaglia                  President, Chief Executive Officer and                March 27, 2000
--------------------------------------    Director (Principal Executive Officer)
Michael S. Battaglia

/s/ Michael R. Mattingly                  Chief Financial Officer (Principal Financial          March 27, 2000
--------------------------------------    and Accounting Officer)
Michael R. Mattingly

/s/ D. James Bidzos                       Director                                              March 27, 2000
--------------------------------------
D. James Bidzos

/s/ Anthony A. Ibarguen                   Director                                              March 27, 2000
--------------------------------------
Anthony A. Ibarguen

                                          Director                                              March 27, 2000
--------------------------------------
Shigeki Morita

/s/ Timothy Tomlinson                     Director                                              March 27, 2000
--------------------------------------
Timothy Tomlinson

/s/ Hatim Tyabji                          Director                                              March 27, 2000
--------------------------------------
Hatim Tyabji

/s/ Joseph M. Tucci                       Director                                              March 27, 2000
--------------------------------------
Joseph M. Tucci


                              SMARTDISK CORPORATION

                                INDEX OF EXHIBITS

         As required under Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.              Exhibit Titles
----------- ---------------------------------------------------------------

  10.13     Amendment number one to Investors' Rights Agreement dated
            July 1999 among SmartDisk and each of the investors a party thereto
  10.16 Development and License Agreement dated December 1, 1999 between SmartDisk and Sony Corporation
  21.1      Subsidiaries of the Registrant
  23.1      Consent of Ernst & Young LLP
  27.1      Financial Data Schedule