Form 10-K/A
period 1999-12-31
SMARTDISK CORP
filed 2000-04-13
CIK 1058959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to SmartDisk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is filed solely for the purpose of adding Exhibits 10.5, 10.7 and 10.20 thereto and to correct Item 14(a)3 included in
Part IV thereof, which is restated in its entirety as follows.

         The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  3. EXHIBITS

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

        EXHIBIT
        NUMBER    EXHIBIT TITLE
        -------   -------------
         3.1      Certificate of Incorporation (3.1)(1)
         3.2      Bylaws (3.2)(1)
         10.1     1998 Employee Stock Option Plan (10.1)(1)*
         10.2     1998 Directors and Consultants Stock Option Plan (10.2)(1)*
         10.3     1999 Incentive Compensation Plan (10.3)(1)*
         10.4     1999 Employee Stock Purchase Plan (10.4)(1)*
         10.5     Employment Agreement with Michael S. Battaglia
         10.6     Employment Agreement with Robert Protheroe (10.6)(1)
         10.7     Employment Agreement with Quresh Sachee
         10.8     License Agreement dated May 26, 1998 between Toshiba
                  Corporation and SmartDisk, as amended (10.8)(1)
         10.9     Operating Agreement dated May 28, 1998 between Fischer
                  International Systems Corporation and SmartDisk, as amended
                  (10.9)(1)
         10.10    License and Distribution Agreement dated May 28, 1998 between
                  SmartDisk and Fischer International Systems Corporation
                  (10.10)(1)
         10.11    Distribution Agreement dated May 28, 1998 between Fischer
                  International Systems Corporation and SmartDisk (10.11)(1)
         10.12    Investors' Rights Agreement dated May 22, 1998 among SmartDisk and each of the investors a party thereto (10.12)(1)
         10.13    Amendment Number One to Investors' Rights Agreement dated July
                  1999 among SmartDisk and each of the investors a party thereto
                  (10.13)(2)
         10.14    Lease Agreement dated October 4, 1993 between Arnold
                  Industrial Park and SmartDisk, by assignment (10.13)(1)
         10.15    Development and License Agreement dated June 30, 1999 between
                  SmartDisk and Sony Corporation (10.14)(1)+
         10.16    Development and License Agreement dated December 1, 1999
                  between SmartDisk and Sony Corporation (10.16)(2)

        EXHIBIT
        NUMBER    EXHIBIT TITLE
        -------   -------------
         10.17    Cooperative Development Agreement dated June 30, 1999 between
                  SmartDisk and SanDisk Corporation (10.15)(1)+
         10.18    Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (10.16)(1)
         10.19    Joint Venture Agreement dated as of February 24, 1998 by and among Phoenix House Investments, L.L.C., Toshiba Corporation and SmartDisk Corporation (10.17)(1)
         10.20    Amendment No. 2 to License Agreement dated April 1, 1999
                  between Toshiba Corporation and SmartDisk
         21.1     Subsidiaries of the Registrant (21.1)(2)
         23.1     Consent of Ernst & Young LLP (23.1)(2)
         27.1     Financial Data Schedule (available in EDGAR format only)
                  (27.1)(2)
----------------

(1) Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk's Registration Statement on Form S-1 (Registration No. 333-83793).

(2) Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

+        Confidential treatment granted for portions of this exhibit.

*        Management Compensation Plan or Arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, SmartDisk has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April __, 2000.

                                  SmartDisk Corporation

                                  By: /s/ MICHAEL R. MATTINGLY
                                     ----------------------------------
                                       Michael R. Mattingly
                                       Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER    EXHIBIT TITLE
        ------    -------------

         10.5     Employment Agreement with Michael S. Battaglia

         10.7     Employment Agreement with Quresh Sachee

         10.20 Amendment No. 2 to License Agreement dated April 1, 1999 between Toshiba Corporation and SmartDisk