Form 10-Q
period 2000-03-31
SMARTDISK CORP
filed 2000-05-15
CIK 1058959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER: 000-27257

                              SMARTDISK CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  65-0733580
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  3506 Mercantile Avenue, Naples, Florida 34104
                    (Address of principal executive offices)

                                 (941) 436-2500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 30, 2000, there were 17,375,621 shares of the Registrant's Common Stock outstanding, par value $ 0.001.

                              SMARTDISK CORPORATION

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements........................................3

         1) Condensed Consolidated Balance Sheets
                  as of December 31, 1999 and March 31, 2000..................3
         2) Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1999 and 2000..........4
         3) Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999 and 2000..........5
         4) Notes to Condensed Consolidated Financial Statements
                  --March 31, 2000............................................6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............12

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk...34


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...................35

     Item 6.      Exhibits and Reports on Form 8-K............................37


SIGNATURES....................................................................38

PART I - FINANCIAL INFORMATION

                              SMARTDISK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,               MARCH 31,
                                                                            1999                      2000
                                                                   ---------------------     ---------------------
                                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $    19,079,542            $    4,325,879
   Restricted cash                                                          1,050,000                 1,050,000
   Short-term investments                                                  26,640,401                17,740,915
   Accounts receivable, net                                                 3,865,781                11,528,253
   Notes receivable                                                         6,302,439                 3,610,133
   Inventories, net                                                         1,474,613                14,730,237
   Prepaid expenses and other current assets                                1,353,235                 2,948,155
                                                                   ---------------------     ---------------------
                  Total current assets                                     59,766,011                55,933,572
Property and equipment, net                                                 2,623,629                 3,567,712
Goodwill and other intangible assets, net                                     882,699                91,340,493
Deposits and other assets                                                     171,855                   402,341
                                                                   ---------------------     ---------------------
Total Assets                                                            $  63,444,194            $  151,244,118
                                                                   =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $    5,329,804         $     11,993,921
   Bank line of credit and discounted notes                                 4,894,672                1,884,156
   Income taxes payable                                                     1,110,537                1,719,809
   Deferred research and development contract revenue                         307,874                        -
   Other accrued liabilities                                                2,014,765                3,848,901
                                                                   ---------------------     ---------------------
                  Total current liabilities                                13,657,652               19,446,787

Deferred income taxes and other                                                     -               13,247,943

Commitments and contingencies                                                       -                         -

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none issued                                                        -                         -
   Common stock, $.001 par value; 60,000,000 shares authorized;
     16,072,399 issued and 15,991,422 outstanding at December
     31, 1999; 17,210,955 issued and 17,129,978 outstanding at
     March 31, 2000                                                            16,072                   17,211
   Capital in excess of par value                                          71,246,592              140,800,596
   Treasury  stock,  80,977 shares at December 31, 1999 and March
     31, 2000, at cost                                                        (58,304)                 (58,304)
   Accumulated other comprehensive income                                     711,954                  629,036
   Notes receivable from officers/employees                                  (387,454)                (593,868)
   Accumulated deficit                                                    (21,742,318)             (22,245,283)
                                                                   ---------------------     ---------------------
                  Total stockholders' equity                               49,786,542              118,549,388
                                                                   ---------------------     ---------------------
Total Liabilities and Stockholders' Equity                              $  63,444,194           $  151,244,118
                                                                   =====================     =====================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SMARTDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                   ----------------------------------------------
                                                                           1999                     2000
                                                                   ---------------------    ---------------------
Revenues:
     Product sales                                                         $5,430,711             $ 16,194,501
     Research and development revenue                                               -                1,148,178
     Royalties                                                                 76,788                   40,806
                                                                   ---------------------    ---------------------
         Total revenues                                                     5,507,499               17,383,485

Cost of revenues                                                            4,671,096               11,330,878
                                                                   ---------------------    ---------------------

Gross profit                                                                  836,403                6,052,607

Operating expenses:
     Research and development                                                 880,940                2,004,297
     Sales and marketing                                                      384,596                  807,833
     General and administrative                                             1,565,709                2,168,608
     Amortization of goodwill and other intangible assets                           -                2,238,423
                                                                   ---------------------    ---------------------
         Total operating expenses                                           2,831,245                7,219,161
                                                                   ---------------------    ---------------------

Operating loss                                                             (1,994,842)              (1,166,554)
Interest and other income, net                                                 54,953                  717,488
Interest expense                                                               (9,063)                 (46,150)
                                                                   ---------------------    ---------------------

Net loss before income taxes                                               (1,948,952)                (495,216)
Income tax expense                                                             17,352                    7,749
                                                                   ---------------------    ---------------------

Net loss                                                               $   (1,966,304)           $    (502,965)
                                                                   =====================    =====================

Net loss per share - basic and diluted                                 $        (0.22)           $       (0.03)
                                                                   =====================    =====================

Shares used in per share computation                                        8,964,555               16,004,537
                                                                   =====================    =====================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              SMARTDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        ---------------------------------------------
                                                                                1999                    2000
                                                                        -------------------     ---------------------
Cash flows from operating activities:
   Net loss                                                                  $ (1,966,304)              $ (502,965)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                                71,227                  393,268
       Amortization                                                               176,593                2,411,059
       Foreign currency gain                                                            -                  (20,951)
       Bad debt expense                                                                 -                   13,173
       Provision for inventory obsolescence                                         7,000                  181,151
       Employee stock option expense                                               76,500                        -
       Deferred income tax benefit                                                (34,269)                (431,443)
       Changes in assets and liabilities:
         (Increase) decrease in assets:
         Accounts receivable                                                   (2,559,232)              (3,123,869)
         Notes receivable                                                        (337,407)               2,692,306
         Inventories                                                            1,333,556                  590,836
         Prepaid expenses and other current assets                                (59,753)                 376,223
         Deposits and other assets                                                (53,340)                (230,487)
         Increase (decrease) in liabilities:
         Accounts payable                                                       1,377,269                  505,759
         Income taxes payable                                                           -                 (838,878)
         Deferred research and development contract revenue                        57,801                 (307,874)
         Other accrued liabilities                                                658,605                 (308,571)
                                                                        -------------------     ---------------------
Net cash provided by (used in) operating activities                            (1,251,754)               1,398,737

Cash flows from investing activities:
   Purchases of property and equipment, net of minor disposals                 (1,404,582)                (181,279)
   Acquisition of VST Technologies, Inc., net of cash acquired                          -              (17,628,210)
   Purchases of short-term investments                                                  -               (9,116,526)
   Sales and maturities of short-term investments                                       -               17,914,198
                                                                        -------------------     ---------------------
Net cash used in investing activities                                          (1,404,582)              (9,011,817)

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit                               739,928               (7,253,828)
   Collections on notes receivable from officers/employees                              -                    3,580
   Proceeds from sale of common stock                                             785,582                        -
   Proceeds from exercise of stock options                                              -                   13,294
   Purchase of treasury stock                                                        (540)                       -
                                                                        -------------------     ---------------------
Net cash provided by (used in) financing activities                             1,524,970               (7,236,954)
Effect of exchange rate fluctuations on cash                                       25,672                   96,371
                                                                        -------------------     ---------------------
Decrease in cash                                                               (1,105,694)             (14,753,663)
Cash and cash equivalents at beginning of period                                2,919,728               19,079,542
                                                                        -------------------     ---------------------
Cash and cash equivalents at end of period                                   $  1,814,034             $  4,325,879
                                                                        ===================     =====================
Significant non-cash activities:
   Notes receivable obtained for stock option exercise                       $          -              $   209,994
   Issuance of common stock for license                                      $          -              $   240,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SMARTDISK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed interim consolidated financial statements for SmartDisk Corporation ("SmartDisk" or the "Company") have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

NOTE 2. INVENTORY

         Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following:

                                           DECEMBER 31,           MARCH 31,
                                               1999                  2000
                                        -------------------    -----------------
         Finished goods                     $ 1,561,213          $   8,387,224
         Work in-progress                             -              1,429,485
         Raw materials                                -              5,121,444
                                        -------------------    -----------------
         Total inventories                    1,561,213             14,938,153
         Allowance for obsolescence             (86,600)              (207,916)
                                        -------------------    -----------------
         Net inventory                      $ 1,474,613           $ 14,730,237
                                        ===================    =================

NOTE 3. NET LOSS PER SHARE

         For the three months ended March 31, 1999 and 2000, potential common shares totaling 865,268 and 2,816,153, respectively, were excluded from the computation of net loss per share because they were anti-dilutive. Potential common shares includes stock options and shares of non-vested stock.

NOTE 4. COMPREHENSIVE LOSS

         Comprehensive loss includes all changes in equity that result from transactions and other economic events during the period other than transactions with stockholders. The significant components of other comprehensive expense for the Company include equity adjustments resulting from the translation of the balance sheet for the Japanese branch and the European subsidiary and unrealized losses on short-term investments. The following table sets forth the computation of comprehensive loss for the periods indicated.

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                   -------------------------------------------
                                                                          1999                    2000
                                                                   -------------------     -------------------
Net loss                                                              $ (1,966,304)            $  (502,965)
Other comprehensive income (expense):
  Foreign currency translation adjustment                                  117,032                 (64,952)
  Unrealized loss on short-term investments, net of tax                          -                 (17,966)
                                                                   -------------------     -------------------

Total comprehensive loss                                              $ (1,849,272)            $  (585,883)
                                                                   ===================     ===================


NOTE 5. SEGMENT INFORMATION

         SmartDisk designs, develops, manufactures and markets digital connectivity products and personal storage systems that allow consumers to easily access and exchange digital data. The Company operates in the United States, Japan and Europe in one reportable business segment. There have been no significant changes in our operating segments or in the geographic location of our long-lived assets since December 31, 1999, the date of our most recent audited financial statements included in out Annual Report of Form 10-K.

NOTE 6. ACQUISITION

         On March 6, 2000, SmartDisk Corporation acquired all the outstanding shares of VST Technologies, Inc. stock in exchange for approximately 1.1 million shares of SmartDisk common stock and approximately $16.4 million in cash. In addition, SmartDisk issued options to purchase a total of approximately 443,000 shares of SmartDisk common stock in exchange for all issued and outstanding VST options.

         Under purchase accounting, the total purchase price was allocated to VST's assets and liabilities based on their relative fair values as of the date of the closing of the acquisition pending final determination of certain acquired balances. The amounts and components of the purchase price along with the allocation of the purchase price to net assets acquired are presented below (in thousands).

                                              Purchase Price

              Cash                                                                    $16,434
              Common stock                                                                  1
              Capital in excess of par                                                 49,299
              Value of SmartDisk options issued                                        19,792
              Transaction costs                                                         2,975
                                                                           -------------------
              Total purchase price                                                    $88,501
                                                                           ===================

                                            Net Assets Acquired

              Book value of net tangible assets of VST                                 $9,551
              Intangible assets:
                    Non-compete agreements                                             21,300
                    Distributions channels                                              4,900
                    VST trade name                                                      4,800
                    Patents                                                             2,200
                    Workforce in place                                                  1,000
              Deferred income taxes                                                   (13,680)
              Goodwill                                                                 58,430
                                                                           -------------------
              Net assets acquired                                                     $88,501
                                                                           ===================

     The following unaudited pro forma financial information reflects the VST acquisition as if it had occurred on January 1, 1999 after giving effect to certain adjustments including amortization of goodwill and other intangible assets. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1999 and may not be indicative of operating results for any future periods.

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                               -----------------------------------------------
                                                                      1999                       2000
                                                               -------------------        --------------------
Revenues                                                           $14,015,255                $23,420,829
Net loss                                                           $(1,522,505)               $  (730,953)

Loss per share - basic and diluted                                 $     (0.15)               $     (0.05)
                                                               ===================        ====================

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." This bulletin established guidelines for revenue recognition and is effective for periods beginning after March 15, 2000. We do not expect the adoption of the guidelines required by SAB No. 101 to have a material impact on our financial condition or results of operations.

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because SmartDisk currently holds no derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will have no material impact on our financial position, results of operations or cash flows.

NOTE 8. SUBSEQUENT EVENTS

         On April 20, 2000, the Company completed its acquisition of substantially all of the intellectual property of El Gato Software LLC, a California limited liability company, for approximately $755,000 in cash and approximately 37,000 shares of SmartDisk common stock. El Gato develops and markets USB and FireWire drivers, applications and firmware support for leading personal storage systems.

         On April 28, 2000, the Company also acquired all of the capital stock of Impleo Limited, an English corporation, for approximately $200,000 in cash and approximately 125,000 shares of SmartDisk common stock. Impleo manufactures and markets digital connectivity products and personal storage systems under the Datawise brand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING IN NATURE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT, WHICH ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT. READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND AMENDMENT NO. 1 TO OUR REGISTRATION STATEMENT ON FORM S-1 FILED ON MAY 9, 2000.

OVERVIEW

         We design, develop, manufacture and market digital connectivity products and personal storage systems that allow consumers to easily access and exchange digital data. As a result, our products provide consumers with a user friendly way to transfer, store, manage and share digital photographs, video, music, voice and data among digital appliances, personal computers and the Internet. With the growth of digital appliances, such as digital cameras, digital video camcorders, voice recorders and music players, consumers are increasingly using the PC as the "multimedia center" of the home or office. These digital appliances capture digital data on high capacity, reusable flash memory cards that appeal to consumers because of their small size, versatility and portability. Our digital connectivity products and personal storage systems are designed to provide an easy way to transfer, store, manage and share digital data. Our products are designed to cross PC platforms, support most leading media types and use high performance PC interfaces, such as USB and FireWire. Our patented digital connectivity products, such as our FlashPath products for the Toshiba SmartMedia card, SanDisk MultimediaCard and Sony Memory Stick, as well as Smarty, allow consumers to use the familiar 3.5 inch floppy drive -- found on most PCs worldwide -- to simplify the exchange of images, music, voice and other digital data between PCs and digital appliances. Our latest digital connectivity product, the Tri-Media Reader, utilizes a USB cable interface to exchange digital data and is intended to address an expanding installed base of PCs with USB cable interfaces. Our personal storage systems include high performance external portable hard disk drives and floppy disk drives for desktop and notebook PCs utilizing USB and FireWire interfaces with the PC, as well as expansion bay disk drives for notebooks. Substantially all of our personal storage systems are compatible with Windows and Macintosh operating systems.

         Our principal digital connectivity products, our FlashPath family of products, are used primarily to transfer images to PCs from digital cameras. We develop and market three FlashPath products, one for each of three different flash memory cards: SanDisk's MultiMediaCard, Sony's Memory Stick and Toshiba's SmartMedia card. These flash memory cards are used in cameras and video camcorders made by a number of leading camera manufacturers, including FujiFilm, JVC, Olympus, Panasonic, Sanyo, Sharp, Sony and Toshiba. During the year ended December 31, 1999, we sold over one million FlashPaths for the SmartMedia card. During the fourth quarter of 1999, we completed development of our first FlashPath product for the Memory Stick and began full-scale production and shipping to Sony for distribution. In the fourth quarter of 1999, we also shipped working samples of our FlashPath product for the MultiMediaCard. We began volume production of FlashPath for the MultiMediaCard in the first quarter of 2000. In the first quarter of 2000, we also introduced a follow-on FlashPath product for new models of Sony's Mavica digital still camera. In January 2000, we introduced a USB Tri-Media Reader which reads and writes to SmartMedia cards, CompactFlash cards and rotations media, such as a 1.44 Mega-byte floppy disk, all in a single USB cable-powered device for both Windows and Macintosh systems. We believe that as consumers embrace the digital lifestyle, the number of applications for flash memory cards will grow. These flash memory cards are designed for applications in "smart" cellular phones, digital still cameras and camcorders, digital audio players, digital voice recorders and video game devices. In addition to our product development efforts with Sony and SanDisk, we also have strategic relationships with a number of key electronics industry participants, including Hitachi, NEC, and Toshiba.

         Our personal storage systems enhance the user's ability to store and manage digital data. Our personal storage systems are compatible with both Windows and Macintosh operating systems and support very high transfer rates and 100 Gigabytes of capacity. Since 1992, we have worked with Apple as an Apple developer. Through this relationship, Apple has provided us access to selected product road maps which has allowed us to focus on new opportunities in the development and engineering of many FireWire and USB systems. Through our strategic relationship with Iomega, we build Iomega Zip drive products for Apple, IBM and Fujitsu. In 1999, we were one of the first companies to ship FireWire personal storage systems for both Macintosh and Windows operating systems, as well as FireWire Zip drives. In the first quarter of 2000, we introduced one of the first 100 Gigabyte portable FireWire RAID arrays.

         Our strategic partners actively participate in the development of our products, provide us with access to leading-edge manufacturing capabilities, and market and/or distribute our products globally.

RECENT DEVELOPMENTS

         On March 6, 2000, we completed our acquisition of VST Technologies, Inc. VST designs, develops, manufactures and markets USB-based flash memory readers and USB and FireWire-based high performance personal storage systems for Windows and Macintosh platforms. Our acquisition of VST will expand our product lines to include advanced FireWire and USB technologies and additionally expand our access to the rapidly growing digital video and digital music markets. In addition, we expect that the acquisition of VST will position us to participate in the market for Apple products. VST's product line includes expansion bay storage devices, such as the Zip 100 drive for Apple, IBM and Fujitsu notebooks, SuperDisk drives for select Apple and IBM notebooks, USB floppy drives, portable FireWire hard drives and a dual flash memory card and rotational media reader, as well as a recently introduced 100 Gigabyte FireWire RAID array.

         We acquired VST for approximately $16.4 million in cash, approximately
1.1 million shares of our common stock. In addition, we issued options to acquire approximately 443,000 shares of our common stock with exercise prices ranging from $0.90 to $4.45, in exchange for outstanding vested options to acquire shares of VST common stock. VST, a Delaware corporation whose predecessor was incorporated in 1993, is located near Boston, Massachusetts. For the year ended December 31, 1999, VST had gross revenues of approximately $61.5 million, operating income of approximately $6.5 million and net income of approximately $6.2 million. We have accounted for the VST acquisition under the purchase method of accounting. Because of the significant amount of goodwill and other intangible assets which we recognized in respect of the VST acquisition (approximately $93.2 million), the acquisition was dilutive to our stockholders. We will amortize goodwill over five years and the various components of other intangible assets over lives ranging from two to four years.

         In April 2000, we completed our acquisition of El Gato Software LLC. El Gato, a California limited liability company, is located near San Jose, California. El Gato develops and markets USB and FireWire drivers, applications and firmware support for leading personal storage systems, including SmartMedia, CompactFlash, hard drives, Zip drives, floppy drives and optical drives. We use El Gato drivers in our FireWire hard drives, FireWire Zip drives and USB-based products, including our Tri-Media Reader. We acquired substantially all of the intellectual property of El Gato for approximately $755,000 in cash and approximately 37,000 shares of our common stock. We also retained the services of El Gato's staff of five software developers under two-year consulting agreements.

         In April 2000, we also completed our acquisition of Impleo Limited. Impleo, an English corporation established in November 1999, is based in England. Impleo manufactures and markets digital connectivity products and personal storage systems under the Datawise brand. We plan to use Impleo as our primary European distributor. We acquired all of the capital stock of Impleo for approximately $200,000 in cash and approximately 125,000 shares of our common stock.

RESULTS OF OPERATIONS

         REVENUES. Total revenues were approximately $17.4 million for the three months ended March 31, 2000 compared to approximately $5.5 million for the three months ended March 31, 1999. This increase was primarily attributable to higher sales of our FlashPath for SmartMedia product, sales of our newest products, FlashPath for the Sony Memory Stick, which we commercially introduced in the fourth quarter of 1999, and FlashPath for the SanDisk MultiMediaCard, which we commercially introduced in the first quarter of 2000, and sales of personal storage systems subsequent to the VST acquisition on March 6, 2000.

         Our product revenues from the sale of FlashPath increased from approximately $5.1 million for the three months ended March 31, 1999 to approximately $9.4 million for the three months ended March 31, 2000. Our product revenues from the sale of personal storage systems for the period from March 6, 2000 through March 31, 2000 were approximately $5.4 million. Our product revenues are recognized when title and risk of loss are tranferred to customers, which is generally at the time of shipment.

         Fiscal year 1999 was the first year that we have had revenues from our research and development efforts. During the fourth quarter of 1999, we entered into a research and development agreement with a customer, which was completed during the quarter ended March 31, 2000. Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our revenues from research and development agreements were approximately $1.1 million for the three months ended March 31, 2000. We had no research and development revenues for the three months ended March 31, 1999.

         Our royalty revenues consist of royalties earned on the sales of our first product, SafeBoot, which is licensed to and sold by Fischer International, an affiliate. As our FlashPath revenues continue to increase, these royalties represent a smaller portion of our total revenues and have decreased to approximately 0.2% of our total revenues for the three months ended March 31, 2000. Our royalty revenues from the sale of our SafeBoot product decreased to $41,000 in the three months ended March 31, 2000 as compared to $77,000 in the three months ended March 31, 1999.

         COST OF REVENUES. Cost of revenues includes the purchased cost of product, packaging, storage, freight, scrap, inventory and warranty provisions and royalties for some of our FlashPath products. Cost of revenues increased to approximately $11.3 million for the three months ended March 31, 2000 compared to approximately $4.7 million for the three months ended March 31, 1999. This increase in costs was due primarily to the increase in sales of our FlashPath product and the inclusion of VST. With the acquisition of VST, we expect that our cost of revenues will increase significantly in 2000 as we add infrastructure to expand our product offerings, particularly for FireWire and USB products, and support anticipated sales growth.

         GROSS PROFIT. Our gross profit for the three months ended March 31, 2000 increased to approximately $6.1 million or 35% of total revenue, compared to approximately $800,000 or 15% of total revenue for the three months ended March 31, 1999. These increases in the gross profit and gross profit percentage are primarily the result of revenue growth and improved margins on our FlashPath product. The improved FlashPath product margins achieved in 2000 are a result of our efforts to reduce our costs per unit. The improved margins also resulted from a favorable mix associated with higher shipments to customers other than our largest OEMs, which we intend to continue. Because we expect OEMs to continue to account for a large portion of our sales, we expect gross margins on our FlashPath products to remain relatively consistent with the current level. However, our largest OEM customers may seek price concessions, which could cause a reduction in our gross margins. Another contributor to our improved gross profit in 2000 was the research and development revenue earned under the research and development agreement we have with one of our customers. Without the research and development revenue, our gross margin would be approximately 30% of total revenue. Our improved gross profit percentage was partially offset by the inclusion of VST, which we acquired on March 6, 2000. With the acquisition of VST, we expect the actual amount of our gross profit to increase this year, however, we anticipate our gross margin percentage will decrease.

         RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses increased to approximately $2.0 million, or 12% of total revenues, for the three months ended March 31, 2000 compared to approximately $900,000, or 16% of total revenues, for the three months ended March 31, 1999. This increase was the result of hiring additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with one of our research and development contracts and the outsourcing of product development, as well as the inclusion of VST.

         These expenses, with respect to digital connectivity products, were incurred to support our development of enhanced versions of our existing FlashPath and Smarty products, as well as our development of our new FlashPath products designed to work with the Sony Memory Stick and the SanDisk MultiMediaCard. We expect that our research and development expenses will continue to increase in connection with the enhancement of our existing FlashPath products and the expansion of the FlashPath line to support additional flash memory card formats. In addition, we expect to incur additional costs as we develop other digital connectivity products to conveniently transfer digital data from competing flash memory cards to existing, non-PC technologies, such as our recently-announced FlashTrax(R) product, and other products that support computer interfaces other than the 3.5 inch floppy disk drive, such as our recently-introduced USB Tri-Media Reader. With VST, we expect our consolidated research and development expenses to increase but represent a decreasing percentage of our total product revenues.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States and Japan. These expenses also include other selling and marketing expenditures for items such as trade shows, marketing and promotional programs. Sales and marketing expenses increased by approximately $400,000 to approximately $800,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The change from 1999 to 2000 is primarily attributable to the inclusion of VST. In connection with the VST acquisition we added a number of new products to our existing product lines, significantly increasing the sales and marketing expenses related to these new products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $2.2 million in the three months ended March 31, 2000 compared to approximately $1.6 million in the same period in 1999. This increase is primarily due to increases in professional services, legal fees and personnel related costs including salaries, bonuses and relocation expenses, as well as the inclusion of VST, which had 46 employees at March 6, 2000.

         INTEREST AND OTHER INCOME. The primary components of interest and other income are interest earned on cash, cash equivalents and short-term investments and gains or losses on foreign exchange. The most significant component of these items, for the three months ended March 31, 2000, is interest earned of approximately $600,000 on the proceeds from our initial public offering in October 1999.

         INTEREST EXPENSE. Interest expense is incurred on the bank line of credit in Japan and VST's line of credit. We repaid VST's line of credit, in full, on March 31, 2000.

         PROVISION FOR INCOME TAXES. We are subject to tax in Japan and a number of other jurisdictions where we do business, including the United States and United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended March 31, 2000, income tax expense totaled approximately $468,000, associated with income earned in Japan and royalty income from the Japan branch. This amount was offset by an income tax benefit of approximately $460,000 resulting from amortization expense on certain intangible assets related to the VST acquisition. Taxable income earned in the United States was offset by net operating loss carryforwards. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

LIQUIDITY AND CAPITAL RESOURCES

         On October 6, 1999, we completed our initial public offering. We realized net proceeds of approximately $39.14 million from the sale of 3,450,000 shares of our common stock, including 450,000 shares issued upon the exercise of the underwriters' over allotment option, at an initial public offering price of $13.00 per share after deducting underwriting discounts and commissions of approximately $3.14 million and offering expenses of approximately $2.57 million.

         The net proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST, we paid, or have set aside to be paid, a total of approximately $18.28 million in purchase consideration and other acquisition related costs. In March 2000, we also repaid a line of credit that VST maintained which had an outstanding balance of approximately $4.28 million. To date, we have funded VST's operations with approximately $3.75 million, which includes the $755,000 cash portion of the consideration for the acquisition of El Gato. We plan to use the remaining net proceeds from our initial public offering for general corporate purposes, including working capital and capital expenditures, as well as potential acquisitions of technology and businesses. The use of the proceeds from our initial public offering does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

         We maintain a line of credit under which we may borrow up to $5 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by substantially all of our assets. This line of credit expires on December 15, 2000. We have not borrowed against this line of credit and we have no current plans to borrow any amounts under this line of credit.

         VST has a line of credit secured by a security interest in substantially all of its assets, including all of its intellectual property. As of March 31, 2000, no amounts were outstanding under this line of credit.

         Our Japanese branch has a line of credit with maximum borrowing capacity of approximately $2.8 million, or 295 million yen. The facility, which has no fixed term, is secured by a time deposit and accounts receivable. The branch maintains a time deposit with the bank that had a balance at March 31, 2000 of approximately $1.0 million. We may borrow up to 90% of this amount. The credit agreement corresponding to the time deposit collateral is renewable automatically on May 31, 2000. In addition, accounts receivable of up to $1.9 million, or 200 million yen, of specified trade customers may be used as additional collateral. The credit agreement corresponding to the accounts receivable collateral is renewable automatically on January 31, 2001. The interest rate on borrowings under the credit facility is 1.38% per year. The outstanding balance under the line of credit was approximately $1.9 million or 200 million yen as of March 31, 2000 compared to approximately $2.0 million at December 31, 1999.

         The Japanese branch also discounts certain short-term promissory notes received from trade customers with a bank in Japan. The branch had no outstanding borrowings collateralized by promissory notes as of March 31, 2000. At December 31, 1999, the branch had approximately $2.9 million of bank borrowings collateralized by promissory notes.

         Net cash provided by operating activities was approximately $1.4 million for the three months ended March 31, 2000 compared to cash used in operations of approximately $1.3 million for the three months ended March 31, 1999. Net cash provided by operating activities in the first quarter of 2000 reflected a net loss of approximately $500,000 offset by approximately $2.8 million in depreciation and amortization. In addition, there were decreases in notes receivable of approximately $2.7 million, inventory of approximately $600,000, prepaid expenses and other current assets of approximately $400,000 and an increase in accounts payable of approximately $500,000. These amounts were partially offset by an increase in accounts receivable of approximately $3.1 million and decreases in income taxes payable of approximately $800,000, deferred income taxes of approximately $400,000, other accrued expenses of approximately $300,000 and deferred research and development revenues of approximately $300,000.

         Net cash used in investing activities was approximately $9.0 million for the first quarter of 2000. The most significant use of cash in the first quarter of 2000 was approximately $17.6 million in connection with the acquisition of VST in March 2000. This amount was partially offset with proceeds from the sale of short-term investments, net of purchases, of approximately $8.8 million. Cash was also used for capital expenditures, primarily the acquisition of development and production equipment.

         Net cash used in financing activities was approximately $7.2 million in the first quarter of 2000. This was attributable to approximately $3.0 million in net repayments under our line of credit with a Japanese bank and approximately $4.3 million used to repay the outstanding balance under VST's line of credit. These amounts were partially offset by proceeds from option exercises and collections on notes receivable from officers/employees.

         We believe our cash and cash equivalents, short-term investments, credit facility and the remaining net proceeds of the initial public offering, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than initially planned, to develop new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

YEAR 2000 ISSUES

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

         In 1999, we completed our remediation and testing of hardware and software systems to assess their Year 2000 readiness. Our costs associated with Year 2000 compliance have been minimal, and, therefore, these costs have not been accounted for separately. To date, we have not experienced any material adverse effect on our business or operations as a result of any Year 2000 Issues. In addition, we have not deferred any material information technology projects or equipment purchases as a result of our Year 2000 activities. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Issues affecting us have been identified or corrected. If we, our customers, our providers of hardware and software or our third-party computer network providers fail to remedy any Year 2000 Issues, the reasonably likely worst case scenario would be a disruption in the supply of our products from our subcontractors or an interruption of our research programs, which could have a material adverse affect on our business, financial conditions and results of operations. Presently we are unable to quantitatively estimate the duration and extent of any such disruption or interruption, or estimate the effect such disruption or interruption may have on our future revenue. However, we believe that the impact of any Year 2000 Issue on the supply of our products or on our research programs will be limited to our ongoing operations. We do not expect that any historical data will be affected.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

WE HAVE INCURRED NET LOSSES AND CANNOT GUARANTEE THAT WE WILL BE ABLE TO SUSTAIN OUR PROFITABILITY.

         Except for the third and fourth quarter of 1999, we have incurred net losses on a quarterly basis since inception. We had net income of approximately $1.0 million during 1999 (a net loss of approximately $17.7 million on a pro forma basis after giving effect to the VST acquisition). We had a net loss of approximately $503,000 in the first quarter of 2000. In addition, as of March 31, 2000, we had an accumulated deficit of approximately $22.2 million. In light of our loss history and the VST acquisition, we cannot assure you that we will be able to sustain profitability in the future.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN INVESTMENT DECISION.

         We were incorporated in March 1997, commenced operations in January 1998, and our predecessor corporation only conducted limited operations. Further, commercial sales of our primary product, FlashPath, only commenced in mid-1998. As a result of our limited operating history, we have limited financial data that can be used in evaluating our business and prospects and in projecting future operating results.

OUR MANAGEMENT TEAM HAS ONLY RECENTLY BEEN ASSEMBLED AND MAY NOT BE ABLE TO WORK TOGETHER AS A COHESIVE UNIT.

         Our Chief Financial Officer, Senior Vice President, Japanese Operations, Vice President, Corporate Development and Legal Affairs, and Vice President, Audio/Video Products, all joined us during 1999 and our Chief Technology Officer and Senior Vice President and General Manager, Personal Storage Systems, joined us in March 2000. There is the possibility that our management team may not be able to work together as a cohesive unit.

WE MAY NOT BE ABLE TO SELL SUFFICIENT QUANTITIES OF OUR PRODUCTS TO SUSTAIN A VIABLE BUSINESS IF THE MARKET FOR DIGITAL CONNECTIVITY PRODUCTS DOES NOT CONTINUE TO DEVELOP OR IF A COMPETING TECHNOLOGY DISPLACES THESE PRODUCTS.

         Our current and planned FlashPath products are designed to provide connectivity between personal computers and digital appliances that use flash memory cards. The flash memory market is in the early stage of development and is still evolving. Our current dependence on sales of FlashPath and lack of product diversification exposes us to a substantial risk of loss in the event that the flash memory market does not develop or if a competing technology replaces flash memory cards. If a competing memory storage device replaces or takes significant market share from the flash memory cards which our digital connectivity products support, we will not be able to sell our products in quantities sufficient to grow our business.

WE MAY NOT BE ABLE TO SELL SUFFICIENT QUANTITIES OF OUR FLASHPATH PRODUCTS TO SUSTAIN OUR CURRENT BUSINESS IF A SINGLE STANDARD FOR FLASH MEMORY CARDS EMERGES.

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

A REDUCTION IN THE USE OF THE 3.5 INCH FLOPPY DISK DRIVE BY CONSUMERS AND MANUFACTURERS WOULD LEAD TO A REDUCTION IN DEMAND FOR OUR FLASHPATH PRODUCTS.

         Our current FlashPath products only work in conjunction with the standard 3.5 inch floppy disk drive. While the 3.5 inch floppy disk drive is today found in most PCs, a number of newer PC models, such as the Apple iMac and the Apple G3 desktop, do not have this device and new industry standards may emerge that render the 3.5 inch floppy disk drive obsolete. Advances in input devices such as CD-ROM and removable data storage disk drives, such as Zip drives, may reduce or eliminate the need for the 3.5 floppy diskette, which will lead to a corresponding reduction in demand for our FlashPath products. We would then have to rely on our other products or develop new products that use a different interface between personal computers and digital appliances. We may not be able to redesign our FlashPath products to fit the new interface and demonstrate technological feasibility of those products on a timely basis, if at all, or in a cost effective manner.

SINCE OUR FLASHPATH PRODUCTS WORK ONLY IN CONJUNCTION WITH THE 3.5 INCH FLOPPY DISK DRIVE, ADVANCES IN FLASH MEMORY CARDS MAY MAKE THESE PRODUCTS LESS COMPETITIVE BECAUSE OF THE INCREASED TIME NEEDED TO TRANSFER DATA USING THE 3.5 INCH FLOPPY DISK DRIVE.

         Consumer acceptance of our FlashPath products will depend upon their ability to quickly transfer information from flash memory cards to PCs. However, the time needed to transfer information using a 3.5 inch disk drive increases as more data is transferred. As more memory is condensed on to flash memory cards, the time necessary to transfer all of the data from a single card will increase. As technological advances make it possible and feasible to produce higher density cards, our ability to create products which quickly transfer all of the stored information on a single card will be constrained by the inherent limitations of the 3.5 inch disk drive. In that case, our products would be less attractive to consumers and our sales would decline.

WE MAY NOT BE ABLE TO SELL SUFFICIENT QUANTITIES OF OUR PERSONAL STORAGE SYSTEMS TO SUSTAIN OUR FUTURE GROWTH IF PC MANUFACTURERS DO NOT ADOPT IEEE 1394 AS A HIGH-SPEED PERIPHERAL INTERFACE OR IF A COMPETING CPU INTERFACE DISPLACES OR PREVENTS THE WIDESPREAD ADOPTION OF IEEE 1394.

         A substantial portion of our business depends on the adoption of Institute of Electrical and Electronics Engineering, or IEEE, 1394 technology by PC manufacturers. IEEE 1394 is a high speed PC interface that is replacing Small Computer System Interface, or SCSI, and parallel interfaces. If these manufacturers do not include a IEEE 1394 interface on their PCs or notebook computers, then we may not be able to sell sufficient quantities of our FireWire personal storage systems to support our future growth. FireWire is Apple's trade name for IEEE 1394. For example, a new, competing high speed interface, such as Universal Serial Bus, or USB, 2.0, could be developed and emerge as an industry standard, thus limiting the demand for our FireWire technology and related personal storage systems.

WE MAY NOT BE ABLE TO SELL SUFFICIENT QUANTITIES OF OUR PERSONAL STORAGE SYSTEMS TO SUPPORT OUR BUSINESS IF SUPPLIERS OF OUR DRIVES DEVELOP NATIVE FIREWIRE-BASED PERSONAL STORAGE SYSTEMS THAT DO NOT REQUIRE OUR FIREWIRE CONVERSION TECHNOLOGY.

         We embed conversion ASICS and integrated software drivers in the hard disk drives and Zip drives we obtain from our suppliers, which enables our FireWire-based personal storage systems to be used with FireWire-equipped CPUs. We license this technology and the firmware from LSI Logic. If our suppliers were to develop a native FireWire solution that does not require the conversion ASICS and drivers embedded in our products, then we may not be able to sell sufficient quantities of our Fire Wire personal storage systems to support our business.

MOST OF OUR REVENUES ARE DERIVED FROM ONLY A FEW MAJOR PRODUCTS AND OUR BUSINESS WILL BE SERIOUSLY HARMED IF DEMAND FOR THOSE PRODUCTS DECLINES.

         To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage systems will continue to represent the most substantial portion of our revenues through at least 2001. A decline in the price of or demand for these products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business. On a pro forma basis after giving effect to the VST acquisition, for the year ended December 31, 1999, we derived approximately 36% of our product revenues from the sale of FlashPath, 19% from the sale of our USB-based personal storage systems, 20% from the sale of our Zip drives, and 8% from the sale of our FireWire-based personal storage systems.

WE MUST DEVELOP NEW PRODUCTS AND INTRODUCE THEM IN A TIMELY MANNER IN ORDER TO REMAIN COMPETITIVE.

         We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products which shorten product life cycles. To be competitive in this demanding market, we must both continue to refine current products so that they remain competitive, and continually design, develop and introduce, in a timely manner, new products that meet the performance and price demands of OEMs and consumers. These development activities will require the investment of substantial resources before revenues are derived from product sales. Any significant delay in releasing new products would adversely affect our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel and strategic relationships, and identify and eliminate design flaws. If we are unable to develop and sell new products, we will not be able to continue our strategy of maintaining media neutrality, and our target market will be limited. Further, we may not be able to recoup research and development expenditures if new products are not widely commercially accepted.

WE MAY NOT BE ABLE TO DEVELOP OR MAINTAIN THE STRATEGIC RELATIONSHIPS NECESSARY TO PROVIDE US WITH THE INSIGHT WE NEED TO DEVELOP COMMERCIALLY VIABLE PRODUCTS.

         We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance and functionality requirements of flash memory card, PC and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with flash memory card manufacturers, such as Sony, SanDisk and Toshiba, PC manufacturers, such as Apple, and consumer product OEMs, such as IBM and Fuji Film. For example, through our co-development efforts with Sony, we developed our FlashPath for the Sony Memory Stick, which began shipping in the fourth quarter 1999, and introduced a follow-on FlashPath product for new models of Sony's Mavica digital still camera a few months later. If we cannot maintain our relationship with these manufacturers, like Sony, then we may not be able to continue to develop products that are compatible with their flash memory cards, PCs and digital appliances. However, collaboration is more difficult because many of these companies are located overseas. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products. For example, we depend on our relationship with Iomega Corporation in order to produce our Zip drive products for IBM notebook computers. If we cannot maintain our relationship with Iomega, or if Iomega wishes to produce these products internally, then our current market for these products will deteriorate.

WE MAY NOT BE ABLE TO SUSTAIN OUR RELATIONSHIP WITH APPLE COMPUTER WHICH WOULD GREATLY HINDER OUR ABILITY TO TIMELY DEVELOP PRODUCTS WHICH ARE COMPATIBLE WITH MACINTOSH OPERATING SYSTEMS.

         Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to timely develop and engineer many of our current products, including our current FireWire and USB storage systems. As a result of this collaborative relationship, we have received a substantial portion of our historical revenues from direct sales to Apple and Apple users. Moreover, we anticipate that a significant portion of our product revenues will continue to be derived from sales of our Apple compatible products in the future. If Apple were to terminate our status as an Apple developer or if there were a material deterioration of our relationship, we would not be able to timely develop new technologies which are compatible with Apple's product road maps and this would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or may be configured and ordered along with a

Macintosh CPU. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

A DECLINE IN THE DEMAND FOR APPLE PRODUCTS WOULD REDUCE THE MARKET FOR MANY OF OUR PRODUCTS.

         Our continued growth depends to a large extent on both our strategic relationship with Apple and the continued resurgence of demand for Apple products. This dependence is due primarily to the fact that, to date, Apple has been the principal PC manufacturer using the USB and FireWire interface technologies on which many of our products are based. If the demand for Apple products declines or Apple suffers a material change in its business, the market for many of our products would be negatively impacted.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY AND MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE, WHICH COULD LEAD TO DECREASES IN OUR STOCK PRICE.

         Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. If our future operating results materially fluctuate or are below the expectations of stock market analysts, our stock price would likely decline. Future fluctuations may result from a variety of factors including the following:

         o The timing and amount of orders we receive from our customers, which may be tied to seasonal demand for the consumer products manufactured and sold by OEMs;

         o Cancellations or delays of customer product orders, or the loss of a significant customer;

         o Reductions in consumer demand for our customers' products generally or for our products in particular;

         o The timing and amount of research and development expenditures;

         o The availability of manufacturing capacity necessary to make our products;

         o General business conditions in our markets, particularly Japan, as well as global economic uncertainty;

         o Any new product introductions, or delays in product introductions, by us or our competitors;

         o Increased costs charged by our suppliers or changes in the delivery of products to us;

         o Increased competition or reductions in the average selling prices that we are able to charge;

         o Fluctuations in the value of foreign currencies, particularly the Japanese yen, against the U.S. dollar; and

         o Changes in our product mix as well as possible seasonal demand for our products.

         As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

WE MAY FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND, THEREFORE, LOSE OUR COMPETITIVE ADVANTAGE.

         Our proprietary technology with respect to 3.5 inch floppy disk drive interfaces and USB and FireWire source codes is critical to our future growth. We rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. However, the patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. We have, in fact, filed a complaint against one of our former patent attorneys for improperly copying one of our patent applications and filing a patent application without our consent naming himself as a co-inventor. This matter was settled with no materially adverse consequences to SmartDisk. In addition, we may not receive trademark protection for our "SmartDisk" name. We have filed for trademark registration of the name "SmartDisk," but this has not yet been granted. We are aware of a trademark application for the name "SmartDisk" that was filed by another company. Our application could be denied and we could be prohibited from using the "SmartDisk" name. In that event, we would be required to incur substantial costs to establish new name recognition.

         We also claim copyright protection for some proprietary software and documentation. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, employees and consultants, and through other security measures. However, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information and software that we regard as proprietary. Those parties may have substantially greater financial resources than we have, and we may not have the resources available to challenge their use of our proprietary technology. If we fail to adequately protect our intellectual property, it will be easier for our competitors to sell competing products.

WE MAY FACE COMPETITION FROM INTEL IF IT DECIDES TO UTILIZE ITS COMPETING
PATENT.

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

INFRINGEMENT CLAIMS BY THIRD PARTIES COULD RESULT IN COSTLY LITIGATION AND OTHERWISE ADVERSELY IMPACT OUR BUSINESS.

         From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation which could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received communications alleging that our FlashPath products infringed a third party's patent rights. We have met with this third party to obtain a better understanding of its claim and have agreed to retain a mediator to review the facts and to help us resolve this dispute through mediation. Although we believe that we do not infringe upon this third party's patent, we cannot guarantee that the mediation will avoid litigation, or that the outcome of any such litigation will be favorable to SmartDisk. In another instance, we received a letter from SanDisk stating that SanDisk held two patents which it believes might apply to our products. Although we subsequently obtained a non-exclusive worldwide license for a 10-year period for all of SanDisk's intellectual property rights in connection with multimedia floppy disk interfaces, if the license terminates or expires, we could face a potential conflict with SanDisk regarding the scope of those patents. We also received correspondence alleging that our SafeBoot product violated another third party's intellectual property rights. We discussed this correspondence with counsel and concluded that our product does not infringe upon the third party's rights. While none of these claims has resulted in litigation at this time, future claims may. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

WE MAY HAVE PARTICULAR DIFFICULTY PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS OVERSEAS.

         The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in some foreign countries. Because many of our products are sold and much of our business is conducted overseas, primarily Japan, our exposure to intellectual property risks may be higher.

BECAUSE MOST OF OUR SALES ARE TO A RELATIVELY SMALL NUMBER OF CUSTOMERS THE LOSS OF ANY OF OUR KEY CUSTOMERS WOULD SERIOUSLY HARM OUR BUSINESS.

         Our business will be seriously harmed if we lose any of our significant customers, particularly Olympus, FujiFilm or Ingram Micro, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results, and will continue to result, in sales to only a limited number of customers. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. We currently sell to ten OEMs, sales to which collectively accounted for approximately 57% of our revenues for 1999 on a pro forma basis after giving effect to the VST acquisition. More specifically, on a pro forma basis after giving effect to the VST acquisition, Olympus, Fuji Film and Ingram Micro accounted for approximately 11%, 11% and 22% of our revenues and our top five customers collectively accounted for approximately 58% of our revenues for fiscal 1999. Furthermore, we expect to continue to depend on sales of our products to relatively few customers, which will continue to account for a significant portion of our net revenues, for the foreseeable future.

OUR CUSTOMERS COULD STOP PURCHASING OUR PRODUCTS AT ANY TIME BECAUSE WE DO NOT HAVE LONG-TERM PURCHASE CONTRACTS WITH THEM.

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

OUR ABILITY TO SELL OUR PRODUCTS WILL BE LIMITED IF THE OEMS' PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE OR IF THE OEMS DO NOT ADEQUATELY PROMOTE OUR PRODUCTS.

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

A NEW OR COMPETING DATA TRANSFER SOLUTION THAT ACHIEVES SIGNIFICANT MARKET SHARE OR RECEIVES SIGNIFICANT SUPPORT FROM FLASH MEMORY CARD OR DIGITAL APPLIANCE MANUFACTURERS WOULD JEOPARDIZE OUR BUSINESS.

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

SINCE WE SELL OUR PRODUCTS TO A LIMITED NUMBER OF LARGE CUSTOMERS, WE EXPECT THAT THOSE CUSTOMERS MAY PRESSURE US TO MAKE PRICE CONCESSIONS, WHICH WOULD REDUCE OUR FUTURE GROSS MARGINS.

         Our reliance on sales to a limited number of large customers may expose us to pressure for price concessions. Because of this reliance and because of our dependence on OEMs as our primary distribution channel, we expect that our OEM customers may seek price concessions from us, which would reduce our average selling prices and our gross margins. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices.

WE EXPECT TO CONTINUE OUTSOURCING KEY OPERATIONAL FUNCTIONS AND OUR ABILITY TO DO SO WILL BE IMPAIRED IF WE ARE UNABLE TO MAINTAIN OUR STRATEGIC RELATIONSHIPS.

         We have formed strategic relationships with a number of significant industry participants, including Apple, FujiFilm, Hitachi, IBM, Iomega, Olympus, Rohm, SanDisk, Sony, Toshiba, Visa and Yamaichi. We depend upon these corporations to provide technical assistance and perform key manufacturing, marketing, distribution and other functions. For example, Yamaichi is currently one of three manufacturers of our FlashPath products, Toshiba, Apple and IBM provide technological assistance in the development of our products, and Olympus and FujiFilm market our products. We expect that these and similar types of relationships will be critical to our growth because our business model calls for the continued outsourcing of many key operational functions and we do not currently have the resources to perform these functions ourselves.

WE MUST OVERCOME GEOGRAPHIC AND CULTURAL DIFFERENCES IN ORDER TO MAINTAIN OUR STRATEGIC RELATIONSHIPS.

         There are inherent difficulties in developing and maintaining relationships with foreign entities. Language and cultural differences often impair relationships, and geographical distance, at times, is also an impediment. We must overcome these difficulties. If any of our current relationships is impaired, or if we are unable to develop additional strategic relationships in the future, our product development costs would significantly increase and our business would be materially and adversely affected.

OUR SALES AND EXPENSES ARE GEOGRAPHICALLY CONCENTRATED IN JAPAN, AND, THEREFORE, WE COULD SUFFER FROM EXCHANGE RATE FLUCTUATIONS AND ECONOMIC AND POLITICAL DIFFICULTIES.

         On a pro forma basis after giving effect to the VST acquisition, approximately 31% of our revenues for 1999 were attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenues for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. Some transactions and accounts of our Japanese subsidiary are U.S. dollar denominated. Since the Japanese subsidiary's accounting records are kept in yen, those U.S. dollar denominated transactions are accounted for in yen at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our Japanese subsidiary are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the yen may deteriorate against the dollar, which would impair the value of stockholders' investment in us. Deterioration of the yen against the dollar has occurred in recent years, resulting in a foreign currency loss of approximately $48,000 and a foreign currency translation adjustment to equity of approximately $290,000 for 1998. In 1999, we had a foreign currency gain of approximately $30,000 and a foreign currency transaction adjustment to equity of approximately $277,000. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

OUR SALES ARE GEOGRAPHICALLY CONCENTRATED IN JAPAN, AND, THEREFORE, WE COULD SUFFER FROM ECONOMIC AND POLITICAL DIFFICULTIES.

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

OUR FOREIGN OEM CUSTOMERS MAY CHOOSE TO WORK WITH A LOCAL COMPETITOR, WHICH WOULD ADVERSELY IMPACT OUR SALES.

         Our OEM customers, most of which are based in Japan and to whom most of our sales are made, may choose to work with, and purchase products from, a local competitor if one were able to provide a substitute product. This may occur because of geographic distance, time differences, or for other reasons. In that event, we may not be able to find other OEM customers and our sales could decline.

WE DEPEND ON A LIMITED NUMBER OF CONTRACT AND OFFSHORE MANUFACTURERS, AND IT MAY BE DIFFICULT TO FIND REPLACEMENT MANUFACTURERS IF OUR EXISTING RELATIONSHIPS ARE IMPAIRED.

         We contract with offshore manufacturers to produce our products and our dependence on a limited number of contract manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. For example, Yamaichi, Hitachi and Mitsumi are the sole manufacturers of our FlashPath products. We do not have contracts with any of Yamaichi, Hitachi or Mitsumi. If Yamaichi, Hitachi or Mitsumi terminates production or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead time required to qualify a new manufacturer could range from approximately three to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers would cause our sales to decline.

TOSHIBA INTRODUCED US TO ONE OF OUR MANUFACTURERS AND WE MAY NOT BE ABLE TO RETAIN THE SERVICES OF THE MANUFACTURER IF OUR RELATIONSHIP WITH TOSHIBA IS IMPAIRED.

         Yamaichi, one of the manufacturers of our FlashPath products, was introduced to us by Toshiba, which is one of our major stockholders. If our relationship with Toshiba is impaired, we may not be able to retain the services of Yamaichi in manufacturing our products.

OUR DEPENDENCE ON FOREIGN MANUFACTURING AND INTERNATIONAL SALES EXPOSES US TO DIFFICULTIES OFTEN NOT ENCOUNTERED BY EXCLUSIVELY DOMESTIC COMPANIES.

         Many of our products are manufactured overseas and a substantial portion of our revenues are derived from overseas sales. On a pro forma basis after given effect to the VST acquisition, approximately 38% of our revenues in 1999 were derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

         o        Difficulties in monitoring production;

         o        Transportation delays and interruptions;

         o        Unexpected changes in regulatory requirements;

         o        Currency exchange risks;

         o Tariffs and other trade barriers, including import and export restrictions;

         o Difficulties in staffing and managing disparate branch operations;

         o        Political or economic instability;

         o        Compliance with foreign laws;

         o Difficulties in protecting intellectual property rights in foreign countries;

         o        Exchange controls; and

         o Potential adverse tax consequences, including with respect to repatriation of earnings.

         We intend to continue manufacturing our products overseas and we anticipate that international sales will continue to account for a significant portion of our revenues. Therefore, we expect to be subject to the risks outlined above for the foreseeable future.

WE HAVE A LIMITED NUMBER OF SUPPLIERS OF KEY COMPONENTS AND OUR ABILITY TO PRODUCE FINISHED PRODUCTS WILL BE IMPAIRED IF WE ARE UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF SOME COMPONENTS.

         Rohm is our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products and we purchase ASICs for Smarty from Rohm and Atmel. In our products, the specific function of these integrated circuits is the conversion of digital and analog data. In addition, Iomega is a sole source supplier of Zip drives, and LSI Logic is our primary supplier of ASICs for our FireWire products. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. The lead time required for orders of some of our components is as much as six months. In addition, the lead time required to qualify new suppliers for our components is as much as 12 months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers. For example, in 1997 and 1998 we experienced a nine-month delay in the shipment of our first notebook Zip drives resulting from delays in deliveries of Zip mechanisms from our sole supplier. We suffered additional costs as a result of these delays which adversely affected our gross margin.

OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND INCREASED COMPETITION COULD HARM SALES OF OUR PRODUCTS.

         Increased competition is likely to result in price reductions, reduced operating margins and loss of market share. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO MANAGE OUR GROWTH.

         Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenues increasing from approximately $15.3 million in 1998 to approximately $102 million in 1999, on a pro forma basis after giving effect to the VST acquisitions. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 125 as of March 31, 2000. We expect to continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

         Continued growth is likely to place a greater burden on our operating and financial systems as well as our senior management and other personnel. Existing and new members of management may not be able to improve existing systems and controls or implement new systems and controls in response to anticipated growth. Management of our operations in diverse locations may also complicate the task of managing our growth.

WE MAY NOT BE ABLE TO INTEGRATE THE BUSINESS OF COMPANIES WE ACQUIRE AND THEREFORE THESE ACQUISITIONS MAY NOT PROVIDE ADDITIONAL VALUE TO OUR STOCKHOLDERS.

         We continually evaluate potential acquisitions of complementary businesses, products and technologies. We acquired VST Technologies, Inc., based in Acton, Massachusetts, in March 2000. We may not realize the desired benefits of this transaction or of future transactions. In order to successfully integrate acquired companies we must, among other things:

         o Continue to attract and retain key management and other personnel;

         o Integrate the acquired products from both an engineering and sales and marketing prospective;

         o        Establish a common corporate culture; and

         o Integrate geographically distant facilities, systems and employees.

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

         Our acquisition of VST was dilutive and we expect that our earnings per share will remain negative for the foreseeable future as a result of the VST acquisition. We may incur additional charges in the future resulting from redundancies in product lines, customer lists and sales channels associated with these acquisitions. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

OUR GROWTH PROSPECTS WILL BE REDUCED IF WE CANNOT SUCCESSFULLY MARKET AND SELL OUR NEW FIREWIRE RAID ARRAY PRODUCT.

         We recently introduced a 100 Gigabyte FireWire RAID array. We do not know whether this product will achieve any significant level of consumer acceptance. In addition, because this product is more expensive than our other products, we cannot distribute this product though our normal sales channels. If we are not be able to develop the marketing and sales infrastructure necessary to successfully distribute this product, our growth prospects will be reduced. Finally, our ability to exploit this technology in the future depends on our continued renewal of an exclusive license of source codes from a third party.

OUR GROWTH PROSPECTS WILL BE REDUCED IF THE SMART CARD MARKET DOES NOT DEVELOP.

         Our future growth and operating results will depend, in part, on whether our Smarty family of smart card readers achieves significant sales. A smart card reader retrieves information from a card that uses a microprocessor or memory chip for security and data storage purposes. The current primary use for Smarty is as a smart card token-based security application designed to provide protection from unauthorized access to digital information. However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard for these applications. Similarly, the market for other smart card applications may not develop, or may develop more slowly than we expect. If the market for the Smarty family of products fails to develop or develops more slowly than expected, or if any of the standards supported by us do not achieve or sustain market acceptance, our growth prospects would be reduced.

WE HAVE INDEMNIFICATION OBLIGATIONS RELATED TO OUR INTELLECTUAL PROPERTY, WHICH MAY REQUIRE US TO PAY DAMAGES.

         Our arrangements with SanDisk, Iomega, Sony, Toshiba and others require us to indemnify them for any damages they may suffer if a third party claims that we are violating their intellectual property rights. While, to date, we have not received indemnification claims, there may be future claims. Any indemnification claim may require us to pay substantial damages, which could negatively impact our financial condition.

OUR PRODUCTS MAY BE RETURNED TO US BY OUR CUSTOMERS IF PROJECTED CONSUMER DEMAND DOES NOT MATERIALIZE, WHICH WOULD LEAD TO A REDUCTION IN OUR REVENUES.

         Lack of consumer demand for our products may result in efforts by OEMs and our other customers to return products to us. While we are contractually obligated to accept returned products only on a limited basis, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns reduce our revenues. While we have experienced very limited product returns to date, returns may increase in the future.

WE COULD BE HELD LIABLE FOR PRODUCT DEFECTS, WHICH COULD REQUIRE US TO PAY SUBSTANTIAL DAMAGES AND HARM OUR REPUTATION WITH OUR CUSTOMERS.

         Complex products such as ours can contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could hinder market acceptance of our products, which could damage our reputation and harm our ability to attract and retain customers. Errors, defects or bugs could also cause interruption, delays or a cessation of sales to our customers, and could subject us to warranty claims from our customers. We would have to expend significant capital and resources to remedy these problems. Errors, defects or bugs could be discovered in our new products after we begin commercial production of them, despite testing by us and our suppliers and customers. This could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, claims by our customers or others against us or the loss of credibility with our current and prospective customers.

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         We depend upon the continuing contributions of our key management, sales and product development personnel. The loss of any of those personnel could seriously harm us. Although some of our officers are subject to employment agreements, we cannot be sure that we will retain their services. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of short-term investments in a variety of securities including government and government agency notes, corporate bonds and notes and asset-backed securities with contractual maturities of less than two years. Our investment portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not expect any material loss from our marketable security investments and, therefore, believe that our potential interest rate exposure is not material.

         All of our short-term investments are fixed rate instruments. The aggregate fair value of our short-term investments as of March 31, 2000 is $17,740,915. The weighted average interest rate of our short-term investments is 6.44%.

         We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

         FOREIGN EXCHANGE RISK. We are exposed to currency exchange fluctuations since we sell our products internationally. We are also exposed to currency fluctuations associated with our Japanese branch, however, revenue and expense items of the Japanese branch are denominated in yen. Changes in foreign exchange rates impact the results of operations of the Japanese branch when translated into U.S. dollars. While most of the transactions of our United States and Japanese operations are dollar or yen denominated, some transactions are denominated in other currencies. Since the accounting records of our Japanese operations are kept in yen, any non-yen denominated transactions are accounted for in yen at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We could be required to denominate our product sales in currencies other than yen in the future, which would make the management of currency fluctuations more difficult and expose us to greater currency risk.

         Some accounts of our U.S. and Japanese operations are denominated in currencies other than the dollar or yen and are remeasured to the dollar or yen at the end of the accounting period. This remeasurement also results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese operations are translated to dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the yen may strengthen or weaken against the dollar, which would impact the value of stockholders' investment in our common stock. The strengthening of the yen against the U.S. dollar in the three months ended March 31, 2000 contributed the most significant portion of the foreign currency translation gain adjustment during that period. This amount is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

         We do not currently hedge against foreign currency exposure. The lack of a hedging program exposes us to foreign currency gains and losses. We have not incurred significant realized losses on exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

PART II.      OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between January 1, 2000 and March 31, 2000, we issued approximately 15,000 shares of common stock to employees, directors and consultants. Such shares were issued upon exercise of stock options with exercise prices ranging from $0.72 to $35.00 per share. All of such shares were purchased by cash except Timothy Tomlinson, one of our directors, paid the par value in cash and the balance by delivery of a full recourse promissory note in the principal amount of $209,994.

         On March 6, 2000, we sold approximately 1,073,000 shares of common stock to the stockholders of VST Technologies, Inc. as partial consideration for the exchange of all of the outstanding capital stock of VST.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or transactions pursuant to compensation benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

         On October 6, 1999, we completed our initial public offering. The shares of common stock sold in the initial public offering were registered under the Securities Act of 1933, as amended on a registration statement on Form S-1 (No. 333-82793). The Securities and Exchange Commission declared the registration statement effective on October 5, 1999. We realized net proceeds of approximately $39.14 million from the sale of 3,450,000 shares of common stock (including 450,000 shares issued upon the exercise of the underwriters' over allotment option) at an initial public offering price of $13.00 per share after deducting underwriting discounts and commissions of approximately $3.14 million and offering expenses of approximately $2.57 million.

         Upon the completion of our initial public offering, the 2,487,500 outstanding shares of redeemable common stock converted into nonreadable common stock.

         The net proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST, we paid, or have set aside to be paid, a total of approximately $18.28 million in purchase consideration and other acquisition related costs. In March 2000, we also paid-down a line of credit that VST maintained which had an outstanding balance of approximately $4.28 million. To date, we have funded VST's operations with approximately $3.75 million, which includes the $755,000 cash portion of the consideration for the acquisition of El Gato. We plan to use the remaining net initial public offering proceeds for general corporate purposes, including working capital and capital expenditures, as well as potential acquisitions of technology and businesses. The use of the proceeds from the initial public offering does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

         We believe our cash and cash equivalents, short-term investments, credit facility and the net proceeds of the initial public offering, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than initially planned, to develop new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

       Exhibit No.    Description
      --------------  --------------------------------------------------------

           27.1       Financial Data Schedule (available in EDGAR format only)


         (b)      Reports on Form 8-K:

         FORM 8-K, FILED MARCH 21, 2000, LISTING ITEMS 2 AND 7 AS THEY RELATED TO THE COMPANY'S ACQUISITION OF VST TECHNOLOGIES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SMARTDISK CORPORATION



                           By: /S/ MICHAEL S. BATTAGLIA
                                ------------------------------------------------
                                Michael S. Battaglia
                                President and Chief Executive Officer
                                (Principal Executive Officer)



                           By: /S/ MICHAEL R. MATTINGLY
                                ------------------------------------------------
                                Michael R. Mattingly
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)




Dated:    May 15, 2000

                                 EXHIBIT INDEX


       Exhibit No.    Description
      --------------  --------------------------------------------------------

           27.1       Financial Data Schedule (available in EDGAR format only)