Form 10-Q
period 2000-06-30
SMARTDISK CORP
filed 2000-08-14
CIK 1058959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                        COMMISSION FILE NUMBER: 000-27257

                              SMARTDISK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     65-0733580
-------------------------------             ------------------------------------
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

As of July 31, 2000, there were 17,437,397 shares of the Registrant's Common Stock outstanding, par value $0.001.

                              SMARTDISK CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements............................................................... 3

         1) Condensed Consolidated Balance Sheets
                  as of December 31, 1999 and June 30, 2000....................................... 3
         2) Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999 and 2000....................... 4
         3) Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1999 and 2000................................. 5
         4) Notes to Condensed Consolidated Financial Statements--June 30, 2000................... 6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................12

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk..........................34


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings..................................................................35

     Item 2.   Changes in Securities and Use of Proceeds..........................................35

     Item 4.   Submission of Matters to a Vote of Security Holders................................37

     Item 6.   Exhibits and Reports on Form 8-K...................................................38


SIGNATURES........................................................................................39

PART I - FINANCIAL INFORMATION

                              SMARTDISK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      December 31,       June 30,
                                                                          1999            2000
                                                                      -----------      -----------
                                                                    (in thousands, except par value)
Assets
Current assets:
   Cash and cash equivalents                                          $    19,080      $     7,954
   Restricted cash                                                          1,050            1,050
   Short-term investments                                                  26,640           12,768
   Accounts receivable, net                                                 3,866           16,883
   Notes receivable                                                         6,302              215
   Inventories, net                                                         1,475           15,682
   Prepaid expenses and other current assets                                1,353            3,745
                                                                      -----------      -----------
                  Total current assets                                     59,766           58,297
Property and equipment, net                                                 2,623            3,739
Goodwill and other intangible assets, net                                     883           89,935
Deposits and other assets                                                     172              276
                                                                      -----------      -----------
Total Assets                                                          $    63,444      $   152,247
                                                                      ===========      ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                   $     5,330      $    13,687
   Bank line of credit and discounted notes                                 4,895            2,019
   Income taxes payable                                                     1,110            1,614
   Deferred research and development contract revenue                         308               --
   Other accrued liabilities                                                2,015            3,513
                                                                      -----------      -----------
                  Total current liabilities                                13,658           20,833

Deferred income taxes and other                                                --           11,739

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000 shares authorized;
     none issued                                                               --               --
   Common stock, $0.001 par value; 60,000 shares authorized;
     16,072 issued and 15,991 outstanding at December 31, 1999;
     17,513 issued and 17,432 outstanding at June 30, 2000                     16               17
   Capital in excess of par value                                          71,246          146,174
   Treasury stock, 81 shares at December 31, 1999 and June 30,
     2000, at cost                                                            (58)             (58)
   Accumulated other comprehensive income                                     712              651
   Notes receivable from officers/employees                                  (387)            (592)
   Accumulated deficit                                                    (21,743)         (26,517)
                                                                      -----------      -----------
                  Total stockholders' equity                               49,786          119,675
                                                                      -----------      -----------
Total Liabilities and Stockholders' Equity                            $    63,444      $   152,247
                                                                      ===========      ===========

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                Six Months Ended
                                                             June 30,                        June 30,
                                                  ----------------------------      ----------------------------
                                                      1999             2000            1999              2000
                                                  -----------      -----------      -----------      -----------
                                                              (in thousands, except per share data)
Revenues:
     Product sales                                $     8,366      $    30,837      $    13,797      $    47,032
     Research and development revenue                      --               61               --            1,209
     Royalties                                            119               30              196               71
                                                  -----------      -----------      -----------      -----------
         Total revenues                                 8,485           30,928           13,993           48,312

Cost of revenues                                        5,600           21,480           10,271           32,811
                                                  -----------      -----------      -----------      -----------
Gross profit                                            2,885            9,448            3,722           15,501

Operating expenses:
     Research and development                           1,523            2,543            2,404            4,548
     Sales and marketing                                  394            1,757              779            2,565
     General and administrative                         1,120            2,897            2,686            5,065
     Amortization of goodwill and other
        acquisition related intangible assets              --            7,396               --            9,634
                                                  -----------      -----------      -----------      -----------
         Total operating expenses                       3,037           14,593            5,869           21,812

Operating loss                                           (152)          (5,145)          (2,147)          (6,311)
Interest and other income, net                             27              295               82            1,013
Interest expense                                          (14)             (41)             (23)             (88)
                                                  -----------      -----------      -----------      -----------
Net loss before income taxes                             (139)          (4,891)          (2,088)          (5,386)

Income tax expense (benefit)                               51             (619)              68             (612)
                                                  -----------      -----------      -----------      -----------
Net loss                                          $      (190)     $    (4,272)     $    (2,156)     $    (4,774)
                                                  ===========      ===========      ===========      ===========
Loss per share
         Basic and diluted                        $     (0.02)     $     (0.25)     $     (0.24)     $     (0.29)
                                                  ===========      ===========      ===========      ===========
Shares used in per share computation                    9,181           17,043            9,043           16,524
                                                  ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                                    ----------------------------
                                                                        1999            2000
                                                                    -----------      -----------
                                                                           (in thousands)
Cash flows from operating activities:
   Net loss                                                         $    (2,156)     $    (4,774)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                         471              922
       Amortization                                                         251            9,952
       Foreign currency gain                                                (29)             (21)
       Bad debt expense                                                      39              155
       Provision for inventory obsolescence                                  33              410
       Employee stock option expense                                         77               --
       Deferred income tax benefit                                          (67)          (2,219)
       Changes in assets and liabilities:
         (Increase) decrease in assets:
             Accounts receivable                                         (5,248)          (8,109)
             Notes receivable                                                --            6,088
             Inventories                                                  1,280             (133)
             Prepaid expenses and other current assets                     (760)            (377)
             Deposits and other assets                                       73             (104)
         Increase (decrease) in liabilities:
             Accounts payable                                               940            1,143
             Income taxes payable                                            --             (962)
             Deferred research and development contract revenue             968             (308)
             Other accrued liabilities                                      699             (447)
                                                                    -----------      -----------
Net cash (used in) provided by operating activities                      (3,429)           1,216

Cash flows from investing activities:
   Purchases of property and equipment, net of disposals                 (1,746)            (741)
   Cash paid for acquisitions, net of cash acquired                          --          (18,079)
   Cash paid for intellectual property                                       --             (755)
   Purchases of short-term investments                                       --           (9,117)
   Sales and maturities of short-term investments                            --           22,910
                                                                    -----------      -----------
Net cash used in investing activities                                    (1,746)          (5,782)

Cash flows from financing activities:
   Net borrowings (repayments) under lines of credit                      2,207           (7,119)
   Collections on notes receivable from officers/employees                   --                6
   Proceeds from sale of common stock                                     1,100               --
   Proceeds from exercise of stock options                                  176              149
   Proceeds from stock issued under ESPP                                     --              371
   Proceeds from sale of stock by SDL                                        65               --
   Purchase of treasury stock                                                (1)              --
                                                                    -----------      -----------
Net cash provided by (used in) financing activities                       3,547           (6,593)
Effect of exchange rate fluctuations on cash                                 43               33
                                                                    -----------      -----------
Decrease in cash                                                         (1,585)         (11,126)
Cash and cash equivalents at beginning of period                          2,920           19,080
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $     1,335      $     7,954
                                                                    ===========      ===========
Significant non-cash activities:
   Note receivable obtained for stock option exercise               $        --      $       210
   Issuance of common stock for license                             $       300      $       240
   Contribution/conversion of stockholder loan to capital           $       648      $        --

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

Note 1. Basis of Presentation

         The accompanying unaudited condensed interim consolidated financial statements for SmartDisk Corporation ("SmartDisk" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The unaudited condensed interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Note 2. Inventory

         Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                                   December 31,      June 30,
                                                      1999            2000
                                                 --------------  -------------

         Finished goods                              $  1,561      $   6,306
         Work in process                                    -          1,627
         Raw materials                                      -          8,185
                                                 --------------  -------------
         Total inventories                              1,561         16,118
         Allowance for obsolescence                       (86)          (436)
                                                 --------------  -------------
         Net inventory                               $  1,475       $ 15,682
                                                 ==============  =============

Note 3. Net Loss Per Share

         For the three months ended June 30, 1999 and 2000, potential common shares totaling 591,252 and 1,457,622, respectively, were excluded from the computation of net loss per share because they were anti-dilutive. For the six months ended June 30, 1999 and 2000, potential common shares totaling 570,223 and 1,585,449, respectively, were excluded from the computation of net loss per share because they were anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

Note 4. Comprehensive Loss

         Comprehensive loss includes all changes in equity that result from transactions and other economic events during the period other than transactions with stockholders. The significant components of other comprehensive expense for the Company include equity adjustments resulting from the translation of the balance sheet for the Japanese branch and the European subsidiary and realized losses on short-term investments. The following table sets forth the computation of comprehensive loss for the periods indicated (in thousands):

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     ---------------------------    ---------------------------
                                                         1999            2000          1999            2000
                                                     -----------     -----------    ----------    -------------
Net loss                                              $  (190)        $ (4,272)      $ (2,156)     $ (4,774)
Other comprehensive income (expense):
     Unrealized loss on short-term investments,
         net of tax                                         -               13              -            (4)
     Foreign currency translation adjustment               66                8             (5)          (57)
                                                     -----------     -----------    ----------    -------------
Total comprehensive loss                              $  (124)        $ (4,251)      $ (2,161)     $ (4,835)
                                                     ===========     ===========    ==========    =============

Note 5. Acquisition

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

                                              Purchase Price

              Cash                                                             $  16,433
              Common stock                                                             1
              Capital in excess of par                                            49,792
              Value of SmartDisk options issued                                   19,792
              Transaction costs                                                    2,916
                                                                           --------------
              Total purchase price                                             $  88,934
                                                                           ==============

                                            Net Assets Acquired

              Book value of net tangible assets of VST                         $   9,551
              Intangible assets:
                    Non-compete agreements                                        21,300
                    Distributions channels                                         4,900
                    VST trade name                                                 4,800
                    Patents                                                        2,200
                    Workforce in place                                             1,000
              Deferred income taxes                                              (13,680)
              Goodwill                                                            58,863
                                                                           --------------
              Net assets acquired                                              $  88,934
                                                                           ==============

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

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                             ------------------------------     ---------------------------------
                                                 1999             2000               1999               2000
                                             -------------    -------------     --------------    ---------------
                                                           (in thousands, except per share data)
Revenues                                      $   21,152       $   30,928        $    35,168       $    54,349
Net loss                                      $   (8,356)      $   (4,272)       $   (18,992)      $   (10,832)

Loss per share
         Basic and diluted                    $    (0.81)      $    (0.25)       $     (1.87)      $     (0.61)
                                             =============    =============     ==============    ===============

         On April 21, 2000, the Company completed its acquisition of substantially all of the intellectual property of El Gato Software LLC, a California limited liability company, for approximately $755,000 in cash and approximately 37,000 shares of SmartDisk common stock, valued at $1.0 million. El Gato develops and markets USB and FireWire drivers, applications and firmware support for leading personal storage systems. The purchase price of the acquired intellectual property is being amortized over two years.

         On April 28, 2000, the Company acquired all of the capital stock of Impleo Limited, an English corporation, for approximately $200,000 in cash and approximately 125,000 shares of SmartDisk common stock, valued at approximately $3.4 million. Impleo manufactures and markets digital connectivity products and personal storage systems under the Datawise brand. Under purchase accounting, the total purchase price was allocated to Impleo's assets and liabilities based on their relative fair values as of the date of the closing of the acquisition pending final determination of certain acquired balances. Amounts allocated to identifiable assets and the residual goodwill are amortized on a straight-line basis over periods not exceeding five years. Identifiable intangible assets include trade name, workforce in place, distribution channel and non-compete agreements. The consolidated financial statements include the operating results of Impleo from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

Note 6. Segment Information

         Based on its method of internal reporting, SmartDisk has two reportable segments: Digital connectivity products and personal storage systems. Digital connectivity products primarily consist of our FlashPath flash memory card readers, which support Toshiba SmartMedia, Sony Memory Stick, and SanDisk MultiMediaCard. Personal storage systems consist of the family of Universal Serial Bus (USB) and FireWire products acquired in the purchase of VST. These include high performance, portable hard disk drives and floppy disk drives for desktop and notebook PCs, as well as expansion bay disk drives for notebooks.

         The following table presents information about the Company's reportable segments (in thousands):

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         ------------------------     ------------------------
                                             1999          2000           1999          2000
                                         -----------     --------     -----------     --------
      Digital connectivity products:
            Revenues                     $     8,366     $ 14,227     $    13,797     $ 24,439
                                         ===========     ========     ===========     ========
            Gross profit                 $     2,766     $  5,305     $     3,526     $  8,750
                                         ===========     ========     ===========     ========

      Personal storage systems:
            Revenues                     $        --     $ 16,610     $        --     $ 22,593
                                         ===========     ========     ===========     ========
            Gross profit                 $        --     $  4,052     $        --     $  5,471
                                         ===========     ========     ===========     ========

      Other:
            Revenues                     $       119     $     91     $       196     $  1,280
                                         ===========     ========     ===========     ========
            Gross profit                 $       119     $     91     $       196     $  1,280
                                         ===========     ========     ===========     ========

      Total
            Revenues                     $     8,485     $ 30,928     $    13,993     $ 48,312
                                         ===========     ========     ===========     ========
            Gross profit                 $     2,885     $  9,448     $     3,722     $ 15,501
                                         ===========     ========     ===========     ========

         SmartDisk does not allocate operating expenses, interest expense, interest and other income, net or the provision for (benefit from) income taxes to the these segments for internal reporting purposes.

         Total assets have increased from December 31, 1999 to June 30, 2000 primarily due to the acquisition of VST in the first quarter of 2000.

Note 7. Reclassifications

         Certain amounts in the unaudited condensed interim consolidated financial statements for the 1999 periods have been reclassified to conform to the current period presentation.

Note 8. Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because SmartDisk currently holds no derivative instruments and does not engage in hedging activities, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position, results of operations or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is required to be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently assessing the impact, if any, and do not anticipate the adoption of the guidelines required by SAB No. 101 will have a material effect on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

         Certain statements contained in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to the Company on the date hereof. The Company makes no commitment to update any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Readers should carefully review the risks described below under "Factors That May Affect Future Results of Operations" and in other documents we file from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

Overview

         We design, develop, manufacture and market digital connectivity products and personal storage systems that allow consumers to easily access and exchange digital data. As a result, our products provide consumers with a user-friendly way to transfer, store, manage and share digital photographs, video, music, voice and data among digital appliances, personal computers and the Internet.

         With the growth of digital appliances, such as digital cameras, digital video camcorders, voice recorders and music players, consumers are increasingly using the PC as the "multimedia center" of the home or office. These digital appliances capture digital data on high capacity, reusable flash memory cards that appeal to consumers because of their small size, versatility and portability. Our digital connectivity products enable the easy and convenient sharing of the information on the cards between the digital appliance, PCs and the Internet. Our personal storage systems and related software are designed to provide an easy way to store and manage this digital data on one's PC.

         Our products are designed to work across all popular PC platforms, support all leading flash memory media types and use high performance PC interfaces, such as USB and FireWire. Our patented digital connectivity products, such as our FlashPath products for the Toshiba SmartMedia card, SanDisk MultimediaCard and Sony Memory Stick, as well as Smarty, allow consumers to use the familiar 3.5 inch floppy drive -- found on most PCs worldwide -- to simplify the exchange of images, music, voice and other digital data between PCs and digital appliances. Our latest digital connectivity product, the Tri-Media Reader, represents our first product for the CompactFlash market. CompactFlash is the leading flash memory card in the world. The Tri-Media Reader utilizes a USB cable interface to exchange digital data and it addresses an expanding installed base of PCs with USB cable interfaces.

         Our USB- and FireWire-based personal storage systems include high performance, portable hard disk drives and floppy disk drives for desktop and notebook PCs, as well as expansion bay disk drives for notebooks. Substantially all of our personal storage systems are compatible with Windows and Macintosh operating systems.

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

         We began volume production of FlashPath for the MultiMediaCard in the first quarter of 2000. In the first quarter of 2000, we also introduced a follow-on FlashPath product for new models of Sony's Mavica digital still camera. In January 2000, we introduced a USB Tri-Media Reader which reads and writes to SmartMedia cards, CompactFlash cards and rotational media, such as a
1.44 Mega-byte floppy disk, all in a single USB cable-powered device for both Windows and Macintosh systems.

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

         Our personal storage systems and related software enhance the user's ability to store and manage digital data. These systems are compatible with both Windows and Macintosh operating systems, support very high transfer rates and offer up to 100 Gigabytes of capacity.

         Since 1992, we have worked with Apple as an Apple preferred partner and developer. Through this relationship, Apple has provided us access to product road maps that have allowed us to focus on new opportunities in the development and engineering of many FireWire and USB systems. Through our strategic relationship with Iomega, we build Iomega Zip drive products for Apple, IBM and Fujitsu. In 1999, we were one of the first companies to ship FireWire personal storage systems for both Macintosh and Windows operating systems, as well as FireWire Zip drives. In the first quarter of 2000, we introduced one of the first 100 Gigabyte portable FireWire RAID arrays.

         Our strategic partners actively participate in the development of our products, provide us with access to leading edge manufacturing capabilities, and market and/or distribute our products globally.

Recent Developments

         In April 2000, we acquired substantially all of the intellectual property of El Gato Software LLC, a California-based company located near San Jose, California, for approximately $0.8 million in cash and approximately 37,000 shares of our common stock. We also retained the services of El Gato's staff of five software developers under two-year consulting agreements. El Gato develops and markets USB and FireWire drivers, applications and firmware support for leading personal storage systems, including SmartMedia, CompactFlash, hard drives, Zip drives, floppy drives and optical drives. We use El Gato's drivers in our FireWire hard drives, FireWire Zip drives and USB-based products, including our Tri-Media Reader.

         In April 2000, we also completed our acquisition of Impleo Limited. Impleo, an English corporation established in November 1999, is based in England. Impleo manufactures and markets digital connectivity products and personal storage systems under the Datawise brand. We plan to use Impleo as our primary European distributor. We acquired all of the capital stock of Impleo for approximately $200,000 in cash and approximately 125,000 shares of our common stock. The consolidated financial statements include the operating results of Impleo from the date of acquisition.

Results of Operations

         Revenues. Total revenues were approximately $30.9 million for the three months ended June 30, 2000 compared to approximately $8.5 million for the three months ended June 30, 1999. Total revenues were approximately $48.3 million for the six months ended June 30, 2000 compared to approximately $14.0 million for the six months ended June 30, 1999. These increases were primarily attributable to sales of personal storage systems subsequent to the acquisition of VST in March 2000 and higher sales of our newest products, FlashPath for the Sony Memory Stick, which we commercially introduced in the fourth quarter of 1999, and FlashPath for the SanDisk MultiMediaCard, which we commercially introduced in the first quarter of 2000.

         Our product revenues from the sale of FlashPath increased from approximately $8.2 million for the three months ended June 30, 1999 to approximately $13.0 million for the three months ended June 30, 2000. Our product revenues from the sale of FlashPath increased from approximately $13.3 million for the six months ended June 30, 1999 to approximately $22.5 million for the six months ended June 30, 2000. Our product revenues from the sale of personal storage systems for the three months ended June 30, 2000 were approximately $16.6 million. Our product revenues are recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. Product revenues at our Japanese branch are recognized upon acceptance by the customer.

         Fiscal year 1999 was the first year that we had revenues from our research and development efforts. During the fourth quarter of 1999, we entered into a research and development agreement with a customer, which was completed during the quarter ended March 31, 2000. Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our revenues from research and development agreements were approximately $0.1 million and $1.2 million for the three and six months ended June 30, 2000, respectively. We had no research and development revenues for the three and six months ended June 30, 1999.

         Our royalty revenues consist of royalties earned on the sales of our first product, SafeBoot, which is licensed to and sold by Fischer International, an affiliate. As a result of increases in our product revenues, royalty revenue represents less than one percent of our total revenues for the three and six months ended June 30, 2000.

         Cost of Revenues. Cost of revenues includes the purchased cost of product, packaging, storage, freight, scrap, inventory and warranty provisions, as well as royalties for some of our FlashPath products. Cost of revenues increased to approximately $21.5 million for the three months ended June 30, 2000 compared to approximately $5.6 million for the three months ended June 30, 1999. Cost of revenues increased to approximately $32.8 million for the six months ended June 30, 2000 compared to approximately $10.3 million for the six months ended June 30, 1999. These increases in cost were due primarily to sales of personal storage systems subsequent to the acquisition of VST and an increase in sales of our FlashPath product. With the acquisition of VST, we expect that our cost of revenues will increase significantly in 2000 as we expand our product offerings, particularly for FireWire and USB products, and support anticipated sales growth.

         Gross Profit. Our gross profit for the three months ended June 30, 2000 increased to approximately $9.5 million or 31% of total revenue, compared to approximately $2.9 million or 34% of total revenue for the three months ended June 30, 1999. Our gross profit for the six months ended June 30, 2000 increased to approximately $15.5 million or 32% of total revenue, compared to approximately $3.7 million or 27% of total revenue for the six months ended June 30, 1999. These increases in the amount of gross profit are primarily attributable to sales of personal storage systems subsequent to the acquisition of VST in March 2000, which caused the decrease in our gross margin percentage in the current quarter since the gross margin on personal storage products is typically less than on digital connectivity products. The increase in our gross margin percentage in the first half of 2000 compared to the first half of 1999 was due to improved FlashPath product margins as a result of our efforts to reduce our costs per unit. The improved margins also resulted from a favorable mix associated with higher shipments to customers other than our largest OEMs. Because we expect OEMs to continue to account for a large portion of our sales, we expect gross margins on our FlashPath products to remain relatively consistent with the current level. However, our largest OEM customers may seek price concessions, which could cause a reduction in our gross margins. Another contributor to our improved gross margin in the first half of 2000 was the revenue earned under the research and development agreement we have with one of our customers. Without the research and development revenue, our gross margin would be approximately 30% of total revenue for the three and six months ended June 30, 2000. With the acquisition of VST, we expect the actual amount of our gross profit to increase this year, however, we anticipate our gross margin percentage will decrease since the gross margin on personal storage products is typically less than on digital connectivity products.

         Research and Development Expenses. Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses increased to approximately $2.5 million, or 8% of total revenues, for the three months ended June 30, 2000 compared to approximately $1.5 million, or 18% of total revenues, for the three months ended June 30, 1999. Research and development expenses increased to approximately $4.5 million, or 9% of total revenues, for the six months ended June 30, 2000 compared to approximately $2.4 million, or 17% of total revenues, for the six months ended June 30, 1999. These increases in expenditures were the result of hiring additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with one of our research and development contracts and the outsourcing of product development, as well as the inclusion of VST. We believe that the continued introduction of new products with an emphasis on being first-to-market is essential to our growth and will require increases in research and development expenditures.

         Research and development expenses related to digital connectivity products, were incurred to support our development of enhanced versions of our existing FlashPath and Smarty products, as well as our development of our new FlashPath products designed to work with the Sony Memory Stick and the SanDisk MultiMediaCard. We expect that our research and development expenses will continue to increase in connection with the enhancement of our existing FlashPath products and the expansion of the FlashPath line to support additional flash memory card formats. In addition, we expect to incur additional costs as we develop other digital connectivity products to conveniently transfer digital data from competing flash memory cards to existing, non-PC technologies, such as our recently-announced FlashTrax(R) product, and other products that support computer interfaces other than the 3.5 inch floppy disk drive, such as our recently-introduced USB Tri-Media Reader. Including personal storage products, we expect our consolidated research and development expenses to increase but represent a decreasing percentage of our total product revenues.

         Sales and Marketing Expenses. Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States and Japan. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs. Sales and marketing expenses for the three and six months ended June 30, 2000 increased by approximately $1.4 million and $1.8 million to approximately $1.8 million and $2.6 million compared to the three and six months ended June 30, 1999, respectively. The change from 1999 to 2000 is primarily attributable to the inclusion of VST. In connection with the VST acquisition in March 2000, we added a number of new products to our existing product lines, significantly increasing our total sales and marketing expenses.

         General and Administrative Expenses. General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $2.9 million and $5.1 million in the three and six months ended June 30, 2000, respectively, compared to approximately $1.1 million and $2.7 million in the three and six months ended June 30, 1999. These increases are primarily due to the inclusion of VST, as well as, increases in professional services, legal fees and personnel related costs including salaries, bonuses and relocation expenses.

         Interest and Other Income. The primary components of interest and other income are interest earned on cash, cash equivalents and short-term investments and gains or losses on foreign exchange. The most significant component of these items, for the three and six months ended June 30, 2000, is interest earned of approximately $0.3 million and $0.9 million, respectively, on the proceeds from our initial public offering in October 1999.

         Interest Expense. Interest expense is incurred on the bank line of credit in Japan and the United Kingdom. We incurred interest expense on VST's line of credit until it was paid in full on March 31, 2000.

         Provision for Income Taxes. We are subject to tax in the United States, Japan and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended June 30, 2000, income tax expense totaled approximately $1.1 million and $1.6 million, respectively. These amounts were offset by income tax benefits of approximately $1.7 million and $2.2 million resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions. Taxable income earned in the United States was partially offset by net operating loss and credit carryforwards. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

Liquidity and Capital Resources

         On October 6, 1999, we completed our initial public offering. We realized net proceeds of approximately $39.1 million from the sale of 3,450,000 shares of our common stock, including 450,000 shares issued upon the exercise of the underwriters' over allotment option, at an initial public offering price of $13.00 per share after deducting underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $2.6 million.

         The net proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST, we paid, or have set aside to be paid, a total of approximately $18.2 million in purchase consideration and other acquisition related costs. In March 2000, we also repaid a line of credit that VST maintained which had an outstanding balance of approximately $4.3 million. To date, we have funded VST's operations with approximately $5.0 million. We also used approximately $0.8 million for the acquisition of substantially all of the intellectual property of El Gato. We plan to use the remaining net proceeds from our initial public offering for general corporate purposes, including working capital and capital expenditures, as well as potential acquisitions of technology and businesses. The use of the proceeds from our initial public offering does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

         We maintain a line of credit under which we may borrow up to $5.0 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by substantially all of our assets. This line of credit expires on December 15, 2000. We have not borrowed against this line of credit and we have no current plans to borrow any amounts under this line of credit.

         Our Japanese branch has a line of credit with maximum borrowing capacity of approximately $2.8 million, or 295 million yen. The facility, which has no fixed term, is secured by a time deposit and accounts receivable. The branch maintains a time deposit with the bank that had a balance at June 30, 2000 of approximately $1.0 million. We may borrow up to 90% of this amount. The credit agreement corresponding to the time deposit collateral is renewable automatically on May 31, 2000. In addition, accounts receivable of up to $1.9 million, or 200 million yen, of specified trade customers may be used as additional collateral. The credit agreement corresponding to the accounts receivable collateral is renewable automatically on January 31, 2001. The interest rate on borrowings under the credit facility is 1.38% per year. The outstanding balance under the line of credit was approximately $1.9 million or 200 million yen as of June 30, 2000 compared to approximately $2.0 million at December 31, 1999.

         The Japanese branch also discounts certain short-term promissory notes received from trade customers with a bank in Japan. The branch had no outstanding borrowings collateralized by promissory notes as of June 30, 2000. At December 31, 1999, the branch had approximately $2.9 million of bank borrowings collateralized by promissory notes.

         Our UK subsidiary has a line of credit with maximum borrowing capacity of approximately $0.8 million, or 500,000 British pounds. The credit facility expires in October 2000. The interest rate on borrowings under the credit facility is 5.5% per year. The outstanding balance under the line of credit as of June 30, 2000 was approximately $0.1 million or approximately 80,000 British pounds.

         VST has a line of credit secured by a security interest in substantially all of its assets, including all of its intellectual property. As of June 30, 2000, no amounts were outstanding under this line of credit.

         Net cash provided by operating activities was approximately $1.2 million for the six months ended June 30, 2000 compared to cash used in operations of approximately $3.4 million for the six months ended June 30, 1999. Net cash provided by operating activities in the first six months of 2000 reflected a net loss of approximately $4.8 million offset by approximately $10.9 million in depreciation and amortization. In addition, there was a decrease in notes receivable of approximately $6.1 million and an increase in accounts payable of approximately $1.1 million. These amounts were partially offset by increases in accounts receivable of approximately $8.1 million, prepaid and other current assets of approximately $0.4 million and decreases in income taxes payable of approximately $1.0 million, deferred income taxes of approximately

$2.2 million and other accrued expenses of approximately $0.4 million.

         Net cash used in investing activities was approximately $5.8 million for the first six months of 2000. The most significant use of cash in the first six months of 2000 was approximately $18.2 million in connection with the acquisition of VST in March 2000. This amount was partially offset with proceeds from the sale of short-term investments, net of purchases, of approximately $13.8 million. Cash was also used for capital expenditures, primarily the acquisition of development and production equipment.

         Net cash used in financing activities was approximately $6.6 million in the first six months of 2000. This was attributable to approximately $2.8 million in net repayments under our line of credit with a Japanese bank and approximately $4.3 million used to repay the outstanding balance under VST's line of credit. These amounts were partially offset by proceeds from option exercises and collections on notes receivable from officers/employees.

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

         Except for the third and fourth quarter of 1999, we have incurred net losses on a quarterly basis since inception. We had net income of approximately $1.0 million during 1999 (a net loss of approximately $17.7 million on a pro forma basis after giving effect to the VST acquisition). We had a net loss of approximately $4.8 million in the first six months of 2000. In addition, as of June 30, 2000, we had an accumulated deficit of approximately $26.5 million. In light of our loss history and the VST acquisition, we cannot assure you that we will be able to sustain profitability in the future.

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

         We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles. To be competitive in this demanding market, we must both continue to refine current products so that they remain competitive, and continually design, develop and introduce, in a timely manner, new products that meet the performance and price demands of OEMs and consumers. These development activities will require the investment of substantial resources before revenues are derived from product sales. Any significant delay in releasing new products would adversely affect our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel and strategic relationships, and identify and eliminate design flaws. If we are unable to develop and sell new products, we will not be able to continue our strategy of maintaining media neutrality, and our target market will be limited. Further, we may not be able to recoup research and development expenditures if new products are not widely commercially accepted.

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

         Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to timely develop and engineer many of our current products, including our current FireWire and USB storage systems. As a result of this collaborative relationship, we have received a substantial portion of our historical revenues from direct sales to Apple and Apple users. Moreover, we anticipate that a significant portion of our product revenues will continue to be derived from sales of our Apple compatible products in the future. If Apple were to terminate our status as an Apple developer or if there were a material deterioration of our relationship, we would not be able to timely develop new technologies that are compatible with Apple's product road maps and this would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or may be configured and ordered along with a Macintosh CPU. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

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

         Our proprietary technology with respect to 3.5-inch floppy disk drive interfaces and USB and FireWire source codes is critical to our future growth. We rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. However, the patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. We have, in fact, filed a complaint against one of our former patent attorneys for improperly copying one of our patent applications and filing a patent application without our consent naming himself as a co-inventor. This matter was settled with no materially adverse consequences to SmartDisk. In addition, we may not receive trademark protection for our "SmartDisk" name. We have filed for trademark registration of the name "SmartDisk," but this has not yet been granted. We are aware of a trademark application for the name "SmartDisk" that was filed by another company. Our application could be denied and we could be prohibited from using the "SmartDisk" name. In that event, we would be required to incur substantial costs to establish new name recognition.

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

         From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation that could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received communications alleging that our FlashPath products infringed a third party's patent rights. We have met with this third party, a non-public limited liability company, to gain a better understanding of its claim and attempted to resolve the dispute through mediation. Such mediation did not yield a resolution to the dispute and such party subsequently filed a complaint in the Central District Federal Court of the State of California. See Part II, Item 1. "Legal Proceedings." While we believe that we do not infringe upon this third party's patent and that such claim is wholly without merit, we cannot guarantee that we will avoid litigation, or that the effects or outcome of any such litigation will be favorable to SmartDisk. We also received correspondence alleging that our SafeBoot product violated another third party's intellectual property rights. We discussed this correspondence with counsel and concluded that our product does not infringe upon the third party's rights. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

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

Our digital connectivity product sales are geographically concentrated in Japan, and, therefore, we could suffer from economic and political difficulties.

         We are also subject to risks associated with a significant amount of sales of our digital connectivity products being made to one geographical area. An economic downturn in Asia generally, and Japan in particular, could lead to a reduced demand for our digital connectivity products. In recent years, Japan has been subject to political and economic instability and, while that instability has not yet adversely impacted us, if it continues, sales of our digital connectivity products in Japan may be adversely affected.

         Given our dependence on sales of our digital connectivity products to Japanese customers, we must develop and maintain alliances in Japan to help with the promotion and distribution of our digital connectivity products. We may not be able to develop or maintain these alliances.

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

         Many of our products are manufactured overseas and a substantial portion of our revenues is derived from overseas sales. On a pro forma basis after given effect to the VST acquisition, approximately 38% of our revenues in 1999 were derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

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

         Rohm is our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products and we purchase ASICs for Smarty from Rohm and Atmel. In our products, the specific function of these integrated circuits is the conversion of digital and analog data. In addition, Iomega is a sole source supplier of Zip drives, and LSI Logic is our primary supplier of ASICs for our FireWire products. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. The lead time required for orders of some of our components is as much as six months. In addition, the lead time required to qualify new suppliers for our components is as much as 12 months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers. For example, in 1997 and 1998 we experienced a nine-month delay in the shipment of our first notebook Zip drives resulting from delays in deliveries of Zip mechanisms from our sole supplier. We suffered additional costs as a result of these delays that adversely affected our gross margin.

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

         Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenues increasing from approximately $15.3 million in 1998 to approximately $102 million in 1999, on a pro forma basis after giving effect to the VST acquisition. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 128 as of June 30, 2000. We expect to continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

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

         All of our short-term investments are fixed rate instruments. The aggregate fair value of our short-term investments as of June 30, 2000 is approximately $12.8 million. The weighted average interest rate of our short-term investments is 6.43%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         A complaint was filed on June 26, 2000 in the Central District Federal Court of the State of California by a party alleging our infringement of said party's patent. We consider this claim, filed by a non-public limited liability company, to be wholly without merit. We will vigorously defend against such claim and seek compensation from claimant for fees and costs incurred in such defense. See "Risk Factors--Infringement claims by third parties could result in costly litigation and otherwise adversely impact our business."

Item 2. Changes in Securities and Use of Proceeds

         Between January 1, 2000 and June 30, 2000, we issued approximately 108,000 shares of common stock to employees, directors and consultants. Such shares were issued upon exercise of stock options with exercise prices ranging from $0.72 to $35.00 per share. All of such shares were purchased by cash except Timothy Tomlinson, one of our directors, paid the par value in cash and the balance by delivery of a full recourse promissory note in the principal amount of $209,994.

         On March 6, 2000, we sold approximately 1,073,000 shares of common stock to the stockholders of VST Technologies, Inc. as partial consideration for the exchange of all of the outstanding capital stock of VST.

         On April 21, 2000, we sold approximately 37,000 shares of common stock to the stockholders of El Gato Software LLC as partial consideration for the acquisition of substantially all of the intellectual property of El Gato.

         On April 28, 2000, we sold approximately 125,000 shares of common stock to the stockholders Impleo Limited as partial consideration for the acquisition of all the capital stock of Impleo.

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

         On October 6, 1999, we completed our initial public offering. The shares of common stock sold in the initial public offering were registered under the Securities Act of 1933, as amended on a registration statement on Form S-1 (No. 333-82793). The Securities and Exchange Commission declared the registration statement effective on October 5, 1999. We realized net proceeds of approximately $39.1 million from the sale of 3,450,000 shares of common stock (including 450,000 shares issued upon the exercise of the underwriters' over allotment option) at an initial public offering price of $13.00 per share after deducting underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $2.6 million.

         Upon the completion of our initial public offering, the 2,487,500 outstanding shares of redeemable common stock converted into nonredeemable common stock.

         The net proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST, we paid, or have set aside to be paid, a total of approximately $18.2 million in purchase consideration and other acquisition related costs. In March 2000, we also paid-down a line of credit that VST maintained which had an outstanding balance of approximately $4.3 million. To date, we have funded VST's operations with approximately $5.0 million. We also paid approximately $0.8 million for the acquisition of substantially all of the intellectual property of El Gato. We plan to use the remaining net initial public offering proceeds for general corporate purposes, including working capital and capital expenditures, as well as potential acquisitions of technology and businesses. The use of the proceeds from the initial public offering does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our annual stockholders' meeting on May 23, 2000.

(b) Not applicable.

(c) The matters voted on at the annual stockholders' meeting and the tabulation of votes are as follows:

   i)  Election of the following to the Board of Directors:

                                                          VOTES
 -------------------------------------------------------------------------------
                                               FOR                   WITHHELD
 -------------------------------------------------------------------------------
   Michael S. Battaglia                     11,093,614                10,133

   Timothy Tomlinson                        11,093,614                10,133

   Joseph M. Tucci                          11,093,614                10,133


   ii) Approval of the amendment of our 1999 Incentive Compensation Plan:

                                      VOTES
 -------------------------------------------------------------------------------
     FOR                 AGAINST               ABSTAIN         BROKER NON-VOTES
 -----------           -----------            ---------       ------------------
  8,688,271             1,417,784               2,880              994,812

Item 6. Exhibits and Reports on Form 8-K

          (a)     Exhibits:

        Exhibit         Description
          No.
    ---------------    ----------------------------------------------------

         10.3          1999 Incentive Compensation Plan, as amended

         10.25 Agreement for the exchange of the whole of the issued share capital of Impleo Limited dated April 28, 2000 among SmartDisk Corporation and the stockholders of Impleo Limited.

         27.1          Financial Data Schedule (available in EDGAR format only)


          (b)     Reports on Form 8-K:

         The following reports were filed on Form 8-K or Form 8-K/A during the quarter ended June 30, 2000:

          o Current Report on Form 8-K dated May 4, 2000 was filed on May 5, 2000 pursuant to Item 5 - Other Events, and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.
          o Amended Current Report on Form 8-K/A dated May 4, 2000 was filed on May 8, 2000 pursuant to Item 5 - Other Events, and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.
          o Amended Current Report on Form 8-K/A dated March 6, 2000 was filed on May 11, 2000 pursuant to Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SMARTDISK CORPORATION



                                       By: /s/ Michael S. Battaglia
                                          --------------------------------------
                                           Michael S. Battaglia
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                       By: /s/ Michael R. Mattingly
                                          --------------------------------------
                                           Michael R. Mattingly
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)



Dated:    August 11, 2000

                                  Exhibit Index


Exhibit No.        Exhibit Description
-----------        ------------------

   10.3            1999 Incentive Compensation Plan, as amended

   10.25 Agreement for the exchange of the whole of the issued share capital of Impleo Limited dated April 28, 2000 among SmartDisk Corporation and the stockholders of Impleo Limited.

   27.1            Financial Data Schedule (available in EDGAR format only)