Form 10-Q
period 2000-09-30
SMARTDISK CORP
filed 2000-11-13
CIK 1058959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

As of October 31, 2000, there were 17,479,037 shares of the Registrant's Common Stock outstanding, par value $0.001.

                              SMARTDISK CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited).................................. 3

         1) Condensed Consolidated Balance Sheets
               as of December 31, 1999 and September 30, 2000................. 3
         2) Condensed Consolidated Statements of Operations
               for the three and nine months ended
               September 30, 1999 and 2000.................................... 4
         3) Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1999 and 2000.......... 5
         4) Notes to Condensed Consolidated Financial Statements--
               September 30, 2000 ............................................ 6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................12

    Item 3. Quantitative and Qualitative Disclosure About Market Risk.........33


PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings.................................................34

    Item 2. Changes in Securities and Use of Proceeds.........................34

    Item 6. Exhibits and Reports on Form 8-K..................................36


SIGNATURES....................................................................37

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                              SMARTDISK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                          December 31,           September 30,
                                                                              1999                     2000
                                                                          ------------           -------------
                                                                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $   19,080               $    10,242
   Restricted cash                                                              1,050                     1,050
   Short-term investments                                                      26,640                    12,827
   Accounts receivable, net                                                     3,866                    18,205
   Notes receivable                                                             6,302                       193
   Inventories, net                                                             1,475                    15,312
   Prepaid expenses and other current assets                                    1,353                     4,176
                                                                           ----------                ----------
                  Total current assets                                         59,766                    62,005
Property and equipment, net                                                     2,623                     3,817
Goodwill and other intangible assets, net                                         883                    82,321
Deposits and other assets                                                         172                       240
                                                                           ----------                ----------
Total assets                                                               $   63,444                $  148,383
                                                                           ==========                ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $    5,330                $   13,268
   Bank line of credit and discounted notes                                     4,895                     2,119
   Income taxes payable                                                         1,110                     1,718
   Deferred revenue                                                               308                     1,088
   Other accrued liabilities                                                    2,015                     4,281
                                                                           ----------                ----------
                  Total current liabilities                                    13,658                    22,474

Deferred income taxes and other                                                     -                    10,062

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000 shares authorized;
     none issued                                                                    -                         -
   Common stock, $0.001 par value; 60,000 shares authorized;
     16,072 issued and 15,991 outstanding at December 31, 1999;
     17,558 issued and 17,477 outstanding at September 30, 2000                    16                        18
   Capital in excess of par value                                              71,246                   146,266
   Treasury stock, 81 shares at December 31, 1999 and September
     30, 2000, at cost                                                            (58)                      (58)
   Accumulated other comprehensive income                                         712                       603
   Notes receivable from officers/employees                                      (387)                     (553)
   Accumulated deficit                                                        (21,743)                  (30,429)
                                                                           ----------                ----------
                  Total stockholders' equity                                   49,786                   115,847
                                                                           ----------                ----------
Total liabilities and stockholders' equity                                 $   63,444                $  148,383
                                                                           ==========                ==========

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                            September 30,
                                                         -----------------------------             ----------------------------
                                                           1999                2000                  1999               2000
                                                         ---------           ---------             ---------          ---------
Revenues:
     Product sales                                       $  11,331           $  32,246             $  25,127          $  79,278
     Research and development revenue                            -                   -                     -              1,209
     License fee and royalty revenue                           133                 462                   329                533
                                                         ---------           ---------             ---------          ---------
         Total revenues                                     11,464              32,708                25,456             81,020

Cost of revenues                                             6,968              22,662                17,239             55,473
                                                         ---------           ---------             ---------          ---------

Gross profit                                                 4,496              10,046                 8,217             25,547

Operating expenses:
     Research and development                                1,421               2,385                 3,825              6,933
     Sales and marketing                                       315               2,222                 1,094              4,787
     General and administrative                              1,812               3,280                 4,497              8,345
     Amortization of goodwill and other
        acquisition related intangible assets                    -               7,529                     -             17,163
                                                         ---------           ---------             ---------          ---------
         Total operating expenses                            3,548              15,416                 9,416             37,228

Operating income (loss)                                        948              (5,370)               (1,199)           (11,681)

Interest and other income, net                                  30                 379                   111              1,392
Interest expense                                               (16)                 (9)                  (39)               (97)
                                                         ---------           ---------             ---------          ---------

Net income (loss) before income taxes                          962              (5,000)               (1,127)           (10,386)

Income tax (expense) benefit                                  (260)              1,088                  (327)             1,700
                                                         ---------           ---------             ---------          ---------

Net income (loss)                                           $  702           $  (3,912)            $  (1,454)         $  (8,686)
                                                         =========           =========             =========          =========

Income (Loss) per share

         Basic                                            $ 0.07             $ (0.23)              $ (0.16)           $ (0.52)
                                                         =========           =========             =========          =========
         Diluted                                          $ 0.05             $ (0.23)              $ (0.16)           $ (0.52)
                                                         =========           =========             =========          =========

Shares used in per share computation
         Basic                                               9,616              17,166                 9,234             16,734
                                                         =========           =========             =========          =========
         Diluted                                            12,766              17,166                 9,234             16,734
                                                         =========           =========             =========          =========


See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                      Nine Months Ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                   1999                   2000
                                                                                ---------               ---------
Cash flows from operating activities:
   Net loss                                                                     $  (1,454)              $  (8,686)
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
       Depreciation                                                                   937                   1,538
       Amortization                                                                   387                  17,529
       Foreign currency gain                                                            -                    (101)
       Bad debt expense                                                                81                     221
       Provision for inventory obsolescence                                           101                     847
       Employee stock option expense                                                   77                       -
       Deferred income tax benefit                                                    169                  (3,891)
       Gain on sale of property and equipment                                           -                     (97)
       Loss on sale of short-term investments                                           -                      19
       Changes in operating assets and liabilities, net of acquisitions:
             Accounts receivable                                                   (3,378)                 (9,418)
             Notes receivable                                                      (3,394)                  6,110
             Inventories                                                            1,050                    (200)
             Prepaid expenses and other current assets                             (2,220)                   (861)
             Deposits and other assets                                             (2,100)                    (68)
             Accounts payable                                                       2,217                     724
             Income taxes payable                                                       -                    (858)
             Deferred revenue                                                       2,335                     779
             Other accrued liabilities                                              1,763                     447
                                                                                ---------               ---------
Net cash (used in) provided by operating activities                                (3,429)                  4,034

Cash flows from investing activities:
   Purchases of property and equipment, net of disposals                           (2,399)                 (1,446)
   Cash paid for acquisitions, net of cash acquired                                     -                 (18,221)
   Cash paid for intellectual property                                                  -                    (778)
   Purchases of short-term investments                                                  -                  (9,116)
   Sales and maturities of short-term investments                                       -                  22,960
                                                                                ---------               ---------
Net cash used in investing activities                                              (2,399)                 (6,601)

Cash flows from financing activities:
   Net borrowings (repayments) under lines of credit                                2,498                  (7,019)
   Collections on notes receivable from officers/employees                              -                      45
   Proceeds from sale of common stock                                               4,300                       -
   Proceeds from exercise of stock options                                            176                     242
   Proceeds from stock issued under ESPP                                                -                     371
   Proceeds from sale of stock by SDL                                                  65                       -
   Purchase of treasury stock                                                          (1)                      -
                                                                                ---------               ---------
Net cash provided by (used in) financing activities                                 7,038                  (6,361)
Effect of exchange rate fluctuations on cash                                           56                      90
                                                                                ---------               ---------
Increase (decrease) in cash                                                         1,266                  (8,838)
Cash and cash equivalents at beginning of period                                    2,920                  19,080
                                                                                ---------               ---------
Cash and cash equivalents at end of period                                      $   4,186               $  10,242
                                                                                =========               =========
Significant non-cash activities:
   Note receivable obtained for stock option exercise                           $       -               $     210
   Issuance of common stock for license                                         $     300               $     240
   Contribution/conversion of stockholder loan to capital                       $     648               $       -

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

Note 1. Basis of Presentation

         The accompanying unaudited condensed interim consolidated financial statements for SmartDisk Corporation ("SmartDisk" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Note 2. Inventories

         Inventories are stated at the lower of cost or market (estimated net realizable value) with cost being determined on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                            December 31,           September 30,
                                                1999                   2000
                                              --------              ---------
         Finished goods                       $  1,475              $   4,351
         Work in process                             -                  1,903
         Raw materials                               -                  9,058
                                              --------              ---------
         Total inventories                    $  1,475              $  15,312
                                              ========              =========

Note 3. Net Income (Loss) Per Share

         For the three months ended September 30, 2000, potential common shares totaling 1,368,357 were excluded from the computation of net loss per share because they were anti-dilutive. For the nine months ended September 30, 1999 and 2000, potential common shares totaling 3,063,879 and 1,487,368, respectively, were excluded from the computation of net loss per share because they were anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

Note 4. Comprehensive Loss

         Comprehensive loss includes all changes in equity that result from transactions and other economic events during the period other than transactions with stockholders. The components of other comprehensive loss for the Company include equity adjustments resulting from the translation of the balance sheets for the Japanese and European subsidiaries and unrealized losses on short-term investments. The following table sets forth the computation of comprehensive loss for the periods indicated (in thousands):

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                        -----------------------         ---------------------
                                                         1999             2000             1999         2000
                                                        -----          --------         --------     --------
Net income (loss)                                       $ 702          $ (3,912)        $ (1,454)    $ (8,686)
Other comprehensive income (loss):
     Unrealized gain on short-term investments,
          net of tax                                        -                34                -           30
     Foreign currency translation adjustment              241               (82)             235         (139)
                                                        -----          --------         --------     --------
Total comprehensive income (loss)                       $ 943          $ (3,960)        $ (1,219)    $ (8,795)
                                                        =====          ========         ========     ========

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

                       Purchase Price

              Cash                                           $16,433
              Common stock                                         1
              Capital in excess of par                        49,792
              Value of SmartDisk options issued               19,792
              Transaction costs                                2,918
                                                             -------
              Total purchase price                           $88,936
                                                             =======

                       Net Assets Acquired

              Book value of net tangible assets of VST        $9,551
              Intangible assets:
                    Non-compete agreements                    21,300
                    Distributions channels                     4,900
                    VST trade name                             4,800
                    Patents                                    2,200
                    Workforce in place                         1,000
              Deferred income taxes                          (13,680)
              Goodwill                                        58,865
                                                             -------
              Net assets acquired                            $88,936
                                                             =======

         The following unaudited pro forma financial information reflects the VST acquisition as if it had occurred on January 1, 1999 after giving effect to certain adjustments including amortization of goodwill and other acquired intangible assets. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1999 and may not be indicative of operating results for any future periods.

                                      Three Months Ended                   Nine Months Ended
                                        September 30,                         September 30,
                                  -------------------------         ---------------------------
                                     1999           2000              1999              2000
                                  ----------     ----------         ---------         ---------
                                               (in thousands, except per share data)
Revenues                          $   29,106     $   32,708         $  64,272         $  87,057
Net loss                          $   (6,980)    $   (3,912)        $ (25,971)        $ (14,744)

Loss per share
         Basic and diluted        $    (0.65)    $    (0.23)        $   (2.52)        $   (0.83)
                                  ==========     ==========         =========         =========

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

Note 6. Segment Information

         Based on its method of internal reporting, SmartDisk has two reportable segments: Digital connectivity products and personal storage systems. Digital connectivity products primarily consist of our FlashPath flash memory card readers, which support Toshiba SmartMedia, Sony Memory Stick, and SanDisk MultiMediaCard. Personal storage systems consist of the family of Universal Serial Bus (USB) and FireWire-based products, which include high performance, portable hard disk drives and floppy disk drives for desktop and notebook PCs, as well as expansion-bay disk drives for notebook PCs.

         The following table presents information about the Company's reportable segments (in thousands):

                                                   Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                 ------------------------          ------------------------
                                                   1999             2000             1999             2000
                                                 --------         -------          -------          -------
      Digital connectivity products:
            Revenues                             $ 11,331         $11,975          $25,127          $36,414
                                                 ========         =======          =======          =======
            Gross profit                         $  4,363         $ 4,173          $ 7,888          $12,923
                                                 ========         =======          =======          =======
      Personal storage systems:
            Revenues                             $      -         $20,271          $     -          $42,864
                                                 ========         =======          =======          =======
            Gross profit                         $      -         $ 5,556          $     -          $11,027
                                                 ========         =======          =======          =======
      Other:
            Revenues                             $    133         $   462          $   329          $ 1,742
                                                 ========         =======          =======          =======
            Gross profit                         $    133         $   317          $   329          $ 1,597
                                                 ========         =======          =======          =======
      Total
            Revenues                             $ 11,464         $32,708          $25,456          $81,020
                                                 ========         =======          =======          =======
            Gross profit                         $  4,496         $10,046          $ 8,217          $25,547
                                                 ========         =======          =======          =======

         SmartDisk does not allocate operating expenses, interest expense, interest and other income, net or income tax expense or benefit to the these segments for internal reporting purposes.

         Total assets have increased from December 31, 1999 to September 30, 2000 primarily due to the acquisition of VST in the first quarter of 2000.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is required to be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not anticipate the adoption of the guidelines required by SAB No. 101 will have a material impact on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

         Certain statements contained in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "predict," or other similar words identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding management's intent, belief or current expectation about, among other things, the following: our anticipated growth strategies, including trends in revenues, costs, gross margins and profitability; our intention to develop, market and introduce new products; anticipated growth of the personal computer and technology industries; anticipated trends in our businesses, including trends in the demand for digital appliances and, therefore, demand for our products; expectations of consumer preferences and desires; future projections of our financial performance, future expenditures for capital projects and research and development; the emergence of certain competing technologies; potential uses for and applications of our products; and our ability to continue to control costs and maintain quality. Although management believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to the Company on the date hereof. The Company makes no commitment to update any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below under "Factors That May Affect Future Results of Operations" and in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

         We design, develop, manufacture and market digital connectivity products and personal storage systems that allow consumers to easily access, exchange, organize and store digital data such as photographs, video, music, voice and data among digital appliances, personal computers and the Internet. With the growth of digital appliances, such as digital cameras, digital video camcorders, voice recorders and music players, consumers are increasingly using the PC as the "multimedia center" of the home or office. These digital appliances capture digital data on high capacity, reusable flash memory cards that appeal to consumers because of their small size, versatility and portability. Our digital connectivity products enable the easy and convenient sharing of the information on the cards between the digital appliance, PCs and the Internet. Our personal storage systems and related software are designed to provide an easy way to store, organize and retrieve this digital data on portable, high-speed, high-capacity disk drives.

         Our digital connectivity products are designed to work across all popular PC platforms, support all leading flash memory media types and use high performance PC interfaces, such as USB. Our patented digital connectivity products, such as our FlashPath products for the Toshiba SmartMedia card, SanDisk MultiMediaCard and Sony Memory Stick, as well as Smarty, allow consumers to use the familiar 3.5-inch floppy drive -- found on most PCs worldwide -- to simplify the exchange of images, music, voice and other digital data between PCs and digital appliances. We recently launched our new high-speed USB-based Flash Media Reader, a dual-slot flash memory reader, for both CompactFlash and SmartMedia cards. In early 2000, we introduced a USB Tri-Media Reader, which reads and writes to CompactFlash and SmartMedia cards, as well as rotational media, such as a 1.44 Mega-byte floppy disk. Our Flash Media Reader and our Tri-Media Reader are used to exchange digital data and address an expanding installed base of PCs with USB cable interfaces. These two products are compatible with both Windows and Macintosh systems.

         Our FlashPath family of products is used primarily to transfer images to PCs from digital cameras. We develop and market three FlashPath products, one for each of three different flash memory cards: SanDisk's MultiMediaCard, Sony's Memory Stick and Toshiba's SmartMedia card. These flash memory cards are used in cameras and video camcorders made by a number of leading camera manufacturers, including FujiFilm, JVC, Olympus, Panasonic, Sanyo, Sharp, Sony and Toshiba. To date, we have sold over two million FlashPaths.

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

         Our USB- and FireWire-based personal storage systems include high performance, portable hard disk drives and floppy disk drives for desktop and notebook PCs, as well as expansion bay disk drives for notebooks. Substantially all of our personal storage systems are compatible with Windows and Macintosh operating systems. We believe that the substantial increase of data intensive digital content, such as imaging, music and video has created the need and awareness for increased personal storage. Our personal storage systems and related software enhance the user's ability to store, organize and retrieve digital content. These systems support very high transfer rates and offer up to 120 Gigabytes of capacity.

         Since 1992, we have worked with Apple as an Apple preferred partner and developer. Through this relationship, Apple has provided us access to product road maps that have allowed us to focus on new opportunities in the development and engineering of many FireWire and USB systems. Through our strategic relationship with Iomega, we build Iomega Zip drive products for Apple, IBM and Fujitsu. We were one of the first companies to ship FireWire personal storage systems for both Macintosh and Windows operating systems, as well as FireWire Zip drives. In the third quarter of 2000, we introduced our 120 Gigabyte portable FireWire RAID (Redundant Array of Independent Disks) product.

         Our strategic partners actively participate in the development of our products, provide us with access to leading edge manufacturing capabilities, and market and/or distribute our products globally.

Results of Operations

         Revenues. Our product revenues are recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. Product revenues at our Japanese subsidiary are recognized upon acceptance by the customer. Total revenues were approximately $32.7 million for the three months ended September 30, 2000 compared to approximately $11.5 million for the three months ended September 30, 1999. Total revenues were approximately $81.0 million for the nine months ended September 30, 2000 compared to approximately $25.5 million for the nine months ended September 30, 1999. These increases were primarily attributable to sales of personal storage systems subsequent to the acquisition of VST in March 2000 and an increase in sales of our digital connectivity products.

         Our product revenues from the sale of digital connectivity products increased from approximately $11.3 million for the three months ended September 30, 1999 to approximately $12.0 million for the three months ended September 30, 2000. Our product revenues from the sale of digital connectivity products increased from approximately $25.1 million for the nine months ended September 30, 1999 to approximately $36.4 million for the nine months ended September 30, 2000. We are starting to see the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface, as consumers move towards devices with higher transfer speeds, such as our USB-based flash media readers. This is contributing to the slow growth in sales of our FlashPath products.

         Our product revenues from the sale of personal storage systems for the three months ended September 30, 2000 were approximately $20.3 million. For the period from March 6, 2000, the date we acquired VST, through September 30, 2000, revenues from personal storage systems were approximately $42.9 million. Although the results for the three months ended September 30, 2000, represents a 22% increase in revenues as compared to the three months ended June 30, 2000, we experienced slower growth in our USB- and FireWire-based products for the Apple market, which is attributed to the recent decrease in demand for Apple products. We are introducing various personal storage products, which previously were limited to Apple-based systems, to the much larger Windows-based market. In addition, we plan to pursue broader markets for our personal storage products through our European and Japanese operations.

         Fiscal year 1999 was the first year that we had revenues from our research and development efforts. We earned additional revenues from a research and development agreement, which was completed during the quarter ended March 31, 2000. Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our revenues from research and development agreements were approximately $1.2 million for the nine months ended September 30, 2000. We had no research and development revenues for the three months ended September 30, 2000. In the future, we may enter into additional research and development agreements for the development of new technologies.

         Our license fee and royalty revenues primarily consist of fees earned from license agreements on our SafeBoot and FlashTrax intellectual property. Currently, these revenues represent less than two percent of our total revenues for the three and nine months ended September 30, 2000. In the future, we may enter into additional licensing agreements for our existing and future intellectual property.

         Cost of Revenues. Cost of revenues includes the purchased cost of product, packaging, storage, freight, scrap, inventory and warranty provisions, as well as royalties for some of our digital connectivity products and personal storage systems. Cost of revenues increased to approximately $22.7 million for the three months ended September 30, 2000 compared to approximately $7.0 million for the three months ended September 30, 1999. Cost of revenues increased to approximately $55.5 million for the nine months ended September 30, 2000 compared to approximately $17.2 million for the nine months ended September 30, 1999. These increases in cost were due primarily to sales of personal storage systems subsequent to the acquisition of VST and an increase in sales of our digital connectivity products. With the acquisition of VST, we expect that our cost of revenues will increase significantly in 2000, compared to 1999, and as we expand our product offerings, particularly for FireWire and USB products, and support anticipated sales growth.

         Gross Profit. Our gross profit for the three months ended September 30, 2000 increased to approximately $10.0 million or 31% of total revenue, compared to approximately $4.5 million or 39% of total revenue for the three months ended September 30, 1999. Our gross profit for the nine months ended September 30, 2000 increased to approximately $25.5 million or 32% of total revenue, compared to approximately $8.2 million or 32% of total revenue for the nine months ended September 30, 1999. These increases in the amount of gross profit are primarily attributable to sales of personal storage systems subsequent to the acquisition of VST in March 2000, which contributed to the decrease in our gross margin percentage in the current quarter since the gross margin on personal storage products is typically less than on digital connectivity products. Because we expect OEMs to continue to account for a large portion of our sales, we expect gross margins on our digital connectivity products to remain relatively consistent with the current level. However, our largest OEM customers may seek price concessions, which could cause a reduction in our gross margins. Our gross margin percentage for the first nine months of 2000 remained consistent with the first nine months of 1999 because of the revenue earned under our research and development efforts and license fees. With the acquisition of VST, we expect the actual amount of our gross profit to increase this year, however, we anticipate our gross margin percentage will decrease since the gross margin on personal storage products is typically less than on digital connectivity products.

         Research and Development Expenses. Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses increased to approximately $2.4 million, or 7% of total revenues, for the three months ended September 30, 2000 compared to approximately $1.4 million, or 12% of total revenues, for the three months ended September 30, 1999. Research and development expenses increased to approximately $6.9 million, or 9% of total revenues, for the nine months ended September 30, 2000 compared to approximately $3.8 million, or 15% of total revenues, for the nine months ended September 30, 1999. These increases in expenditures were the result of the inclusion of VST, as well as hiring additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with one of our research and development contracts and the outsourcing of product development. We believe that the continued introduction of new products with an emphasis on being first-to-market is essential to our growth and will require increases in research and development expenditures.

         Research and development expenses related to digital connectivity products, were incurred to support our development of enhanced versions of our existing SmartMedia FlashPath, as well as our development of our FlashPath products designed to work with the Sony Memory Stick and the SanDisk MultiMediaCard. We expect that our research and development expenses will continue to increase in connection with the developement of other digital connectivity products to conveniently transfer digital data from competing flash memory cards to products that support computer interfaces other than the 3.5-inch floppy disk drive, such as our recently-introduced USB dual-slot flash media reader. Including personal storage products, we expect our research and development expenses to increase but represent a decreasing percentage of our total product revenues.

         Sales and Marketing Expenses. Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States and Japan. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs. Sales and marketing expenses for the three and nine months ended September 30, 2000 increased by approximately $1.9 million and $3.7 million to approximately $2.2 million and $4.8 million compared to the three and nine months ended September 30, 1999, respectively. The change from 1999 to 2000 is primarily attributable to the inclusion of VST. In connection with the VST acquisition in March 2000, we added a number of new products to our existing product lines, significantly increasing our total sales and marketing expenses. We expect our sales and marketing expenses to increase in the future as we launch new products and broaden our markets.

         General and Administrative Expenses. General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $3.3 million and $8.3 million for the three and nine months ended September 30, 2000, respectively, compared to approximately $1.8 million and $4.5 million in the three and nine months ended September 30, 1999. These increases are primarily due to the inclusion of VST, as well as, increases in professional services, legal fees and personnel related costs including salaries, bonuses and relocation expenses. During the third quarter of 2000, we recognized a one-time expense of approximately $0.5 million for costs associated with a withdrawn secondary stock offering.

         Amortization of goodwill and other acquisition related intangible assets. Amortization of goodwill and other acquisition related intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets acquired in the acquisition of VST Technologies, Inc. and Impleo Limited and from El Gato Software LLC. The separately identified intangible assets acquired consist of non-compete agreements, distribution channels, trade names, patents, and workforce in place. These intangible assets have lives ranging from one to five years from the date of acquisition. Purchase price not allocated to separately identified intangible assets was allocated to goodwill. Goodwill is amortized over a five-year life from the date of acquisition. For the three and nine months ended September 30, 2000, amortization of goodwill and other acquisition related intangible assets totaled approximately $7.5 million and $17.2 million, respectively.

         Interest and Other Income. The primary components of interest and other income are interest earned on cash, cash equivalents and short-term investments and gains or losses on foreign exchange. The most significant component of these items, for the three and nine months ended September 30, 2000, is interest earned on cash, cash equivalents, and short-term investments.

         Interest Expense. Interest expense is incurred on the bank line of credit in Japan and the United Kingdom. We incurred interest expense on VST's line of credit until it was paid in full on March 31, 2000.

         Provision for Income Taxes. We are subject to tax in the United States, Japan, Switzerland and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended September 30, 2000, income tax expense totaled approximately $0.6 million and $2.2 million, respectively. These amounts were offset by income tax benefits of approximately $1.7 million and $3.9 million resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions. Taxable income earned in the United States was partially offset by net operating loss and credit carryforwards. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

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

         The net proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST, we paid approximately $18.2 million in purchase consideration and other acquisition related costs. In March 2000, we also repaid a line of credit that VST maintained which had an outstanding balance of approximately $4.3 million. To date, we have funded VST's operations with approximately $5.0 million. We also used approximately $0.8 million for the acquisition of substantially all of the intellectual property of El Gato. We plan to use the remaining net proceeds from our initial public offering for general corporate purposes, including working capital and capital expenditures, as well as potential acquisitions of technology and businesses. The use of the proceeds from our initial public offering does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

         We maintain a line of credit in the United States under which we may borrow up to $10.0 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by substantially all of our assets. This line of credit expires on April 30, 2001. We have not borrowed against this line of credit and we have no current plans to borrow any amounts under this line of credit.

         Our Japanese subsidiary has a line of credit with maximum borrowing capacity of approximately $2.7 million, or 295 million yen. The facility, which has no fixed term, is secured by a time deposit and accounts receivable. The subsidiary maintains a time deposit with a Japanese bank that had a balance at September 30, 2000 of approximately $1.0 million. We may borrow up to 90% of this amount. In addition, accounts receivable of up to $1.8 million, or 200 million yen, of specified trade customers may be used as additional collateral. The credit agreement corresponding to the accounts receivable collateral is renewable automatically on January 31, 2001. The interest rate on borrowings under the credit facility is 1.5% per year. The outstanding balance under the line of credit was approximately $1.9 million or 200 million yen as of September 30, 2000 compared to approximately $2.0 million at December 31, 1999.

         The Japanese subsidiary also discounts certain short-term promissory notes received from certain trade customers with a bank in Japan. The branch had no outstanding borrowings collateralized by promissory notes as of September 30, 2000. At December 31, 1999, the branch had approximately $2.9 million of bank borrowings collateralized by promissory notes.

         Our UK subsidiary has a line of credit with maximum borrowing capacity of approximately $0.8 million, or 500,000 British pounds. The credit facility expires in April 2001. The interest rate on borrowings under the credit facility is 5.5% per year. The outstanding balance under the line of credit as of September 30, 2000 was approximately $0.3 million or approximately 182,000 British pounds.

         VST has a line of credit secured by a security interest in substantially all of its assets, including all of its intellectual property. As of September 30, 2000, no amounts were outstanding under this line of credit.

         Net cash provided by operating activities was approximately $4.0 million for the nine months ended September 30, 2000 compared to cash used in operations of approximately $3.4 million for the nine months ended September 30, 1999. Net cash provided by operating activities in the first nine months of 2000 reflected a net loss of approximately $8.7 million offset by approximately $19.1 million in depreciation and amortization along with approximately $1.1 million in provisions for uncollectible accounts and inventory obsolescense. In addition, there was a decrease in notes receivable of approximately $6.1 million and increases in accounts payable of approximately $0.7 million and deferred revenue of approximately $0.8 million. These amounts were partially offset by increases in accounts receivable of approximately $9.4 million, prepaid and other current assets of approximately $0.9 million and decreases in income taxes payable of approximately $0.9 million and deferred income taxes of approximately $3.9 million.

         Net cash used in investing activities was approximately $6.6 million for the first nine months of 2000. The most significant use of cash in the first nine months of 2000 was approximately $18.2 million in connection with the acquisition of VST in March 2000. This amount was partially offset with proceeds from the sale of short-term investments, net of purchases, of approximately $13.8 million. Cash was also used for capital expenditures, primarily the acquisition of development and production equipment.

         Net cash used in financing activities was approximately $6.4 million in the first nine months of 2000. This was attributable to approximately $2.7 million in net repayments under our line of credit with a Japanese bank and approximately $4.3 million used to repay the outstanding balance under VST's line of credit. These amounts were partially offset by proceeds from the exercise of stock options and employee share purchases.

         We believe our cash and cash equivalents, short-term investments, credit facility and the remaining net proceeds of the initial public offering, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than initially planned, to develop and market new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

Factors That May Affect Future Results of Operations

         Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

We have incurred net losses and cannot guarantee that we will be profitable in the future.

         Except for the third and fourth quarter of 1999, we have incurred net losses on a quarterly basis since inception. We had net income of approximately $1.0 million during 1999 (a net loss of approximately $17.7 million on a pro forma basis after giving effect to the VST acquisition). We had a net loss of approximately $8.7 million in the first nine months of 2000, primarily as a result of $13.3 million in amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, net of tax. In addition, as of September 30, 2000, we had an accumulated deficit of approximately $30.4 million. In light of our loss history and the amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, we cannot assure you that we will be profitable in the future.

We have a limited operating history on which to base an investment decision.

         We were incorporated in March 1997, commenced operations in January 1998, and our predecessor corporation only conducted limited operations. Further, commercial sales of FlashPath, one of our primary products, commenced in mid-1998. As a result of our limited operating history, we have limited financial data that can be used in evaluating our business and prospects and in projecting future operating results.

We may not be able to sell sufficient quantities of our products to sustain a viable business if the market for digital connectivity products does not continue to develop or if a competing technology displaces these products.

         Our current FlashPath products and other flash media readers are designed to provide connectivity between personal computers and digital appliances that use flash memory cards. The flash memory market is in the early stage of development and is still evolving. Our current dependence on sales of FlashPath exposes us to a substantial risk of loss in the event that the flash memory market does not develop or if a competing technology replaces flash memory cards. If a competing memory storage device replaces or takes significant market share from the flash memory cards which our digital connectivity products support, we will not be able to sell our products in quantities sufficient to grow our business.

We may not be able to sell sufficient quantities of our digital connectivity products to sustain our current business if a single standard for flash memory cards emerges.

         We believe that demand for our flash memory connectivity products is driven, to a large extent, by the absence of a single standard for flash memory cards. There are currently five major flash memory cards, none of which has emerged as the industry standard. Should one of these cards or a new technology emerge as an industry standard, flash memory card readers could be built into PCs, eliminating the need for our current flash memory connectivity products.

A reduction in the use of the 3.5-inch floppy disk drive by consumers and manufacturers is contributing to the slow growth in sales of our FlashPath products.

         Our current FlashPath products only work in conjunction with the standard 3.5-inch floppy disk drive. While the 3.5-inch floppy disk drive is today found in most PCs, a number of newer PC models, such as the Apple iMac and the Apple G4 desktop, do not have this device and new industry standards may emerge that render the 3.5-inch floppy disk drive obsolete. Advances in input devices such as CD-ROM and removable data storage disk drives, such as Zip drives, are reducing or eliminating the need for the 3.5-inch floppy diskette, which is contributing to the slow growth in sales of our FlashPath products. In the future, we will then have to rely on our other products and develop new products that use a different interface between personal computers and digital appliances. We may not be able to redesign our FlashPath products to fit the new interface and demonstrate technological feasibility of those products on a timely basis, if at all, or in a cost effective manner.

Since our FlashPath products work only in conjunction with the 3.5-inch floppy disk drive, advances in flash memory cards may make these products less competitive because of the increased time needed to transfer data using the 3.5-inch floppy disk drive.

         Consumer acceptance of our FlashPath products will depend upon their ability to quickly transfer information from flash memory cards to PCs. However, the time needed to transfer information using a 3.5-inch disk drive increases as more data is transferred. As more memory is condensed on to flash memory cards, the time necessary to transfer all of the data from a single card will increase. As technological advances make it possible and feasible to produce higher density cards, our ability to create products, which quickly transfer all of the stored information on a single card will be constrained by the inherent limitations of the 3.5-inch disk drive. In that case, our products would be less attractive to consumers and our sales would decline.

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

         We embed conversion ASICS and integrated software drivers in the hard disk drives and Zip drives we obtain from our suppliers, which enables our FireWire-based personal storage systems to be used with FireWire-equipped CPUs. We license this technology and the firmware from LSI Logic. If our suppliers were to develop a native FireWire solution that does not require the conversion ASICS and drivers embedded in our products, then we may not be able to sell sufficient quantities of our FireWire personal storage systems to support our business.

Most of our revenues are derived from only a few major products and our business will be seriously harmed if demand for those products declines.

         To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage systems will continue to represent the most substantial portion of our revenues through at least 2001. A decline in the price of or demand for these products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business. For the nine months ended September 30, 2000, we derived approximately 41% of our product revenues from the sale of FlashPath, 16% from the sale of our USB-based personal storage systems, and 14% from the sale of our FireWire-based personal storage systems.

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

         We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance and functionality requirements of flash memory card, PC and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with flash memory card manufacturers, such as Sony, SanDisk and Toshiba, PC manufacturers, such as Apple, and consumer product OEMs, such as Olympus and Fuji Film. For example, through our co-development efforts with Sony, we developed our FlashPath for the Sony Memory Stick, which began shipping in the fourth quarter of 1999, and introduced a follow-on FlashPath product for new models of Sony's Mavica digital still camera a few months later. If we cannot maintain our relationship with these manufacturers, like Sony, then we may not be able to continue to develop products that are compatible with their flash memory cards, PCs and digital appliances. However, collaboration is more difficult because many of these companies are located overseas. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products. For example, we depend on our relationship with Iomega Corporation in order to produce our Zip drive products for IBM and Apple notebook computers. If we cannot maintain our relationship with Iomega, or if Iomega wishes to produce these products internally, then our current market for these products will deteriorate.

We may not be able to sustain our relationship with Apple Computer, which would greatly hinder our ability to timely develop products, which are compatible with Macintosh operating systems.

         Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to timely develop and engineer many of our current products, including our current FireWire and USB storage systems. As a result of this collaborative relationship, we have received a substantial portion of our historical revenues from direct sales to Apple and Apple users. Moreover, we anticipate that a significant portion of our product revenues will continue to be derived from sales of our Apple compatible products in the near future. If Apple were to terminate our status as an Apple developer or if there were a material deterioration of our relationship, we would not be able to timely develop new technologies that are compatible with Apple's product road maps and this would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or may be configured and ordered along with a Macintosh CPU. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

A continued decline in the demand for Apple products would further reduce the market for many of our products.

         Our continued growth depends to a large extent on both our strategic relationship with Apple and demand for Apple products. This dependence is due primarily to the fact that, to date, Apple has been the principal PC manufacturer using the FireWire interface technology on which many of our products are based. The recent decline in demand for Apple products has contributed to the slow growth in sales of our personal storage products in the third quarter. If the decline in the demand for Apple products continues or if Apple suffers a material change in its business, the market for many of our products would be further negatively impacted.

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

         o Reductions in consumer demand for our customers' products generally, such as Apple products, or for our products in particular, such as FlashPath;

         o The timing and amount of research and development expenditures;

         o The availability of manufacturing capacity necessary to make our products;

         o General business conditions in our markets, particularly Japan and Europe, as well as global economic uncertainty;

         o Any new product introductions, or delays in product introductions, by us or our competitors;

         o Increased costs charged by our suppliers or changes in the delivery of products to us;

         o Increased competition or reductions in the average selling prices that we are able to charge;

         o Fluctuations in the value of foreign currencies, particularly the Japanese yen and British Pound, against the U.S. dollar; and

         o Changes in our product mix as well as possible seasonal demand for our products.

         As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

         The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our initial public offering, to October 31, 2000, the reported last sale price for our common stock ranged from $5.13 to $65.13 per share. On October 31, 2000, the reported last sale price of our common stock was $5.13 per share.

         The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

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

         From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation that could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received communications alleging that our FlashPath products infringed a third party's patent rights. We have met with this third party, a non-public limited liability company, to gain a better understanding of its claim and attempted to resolve the dispute through mediation. Such mediation did not yield a resolution to the dispute and such party subsequently filed a complaint in the Central District Federal Court of the State of California (See
Part II, Item 1. "Legal

Proceedings"). While we believe that we do not infringe upon this third party's patent and that such claim is wholly without merit, we cannot guarantee that the effects or outcome of this litigation will be favorable to SmartDisk. We also received correspondence alleging that our SafeBoot product violated another third party's intellectual property rights. We discussed this correspondence with counsel and concluded that our product does not infringe upon the third party's rights. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

We have indemnification obligations related to our intellectual property, which may require us to pay damages.

         Our arrangements with Fuji Photo USA, Iomega, SanDisk, Sony, Toshiba and others require us to indemnify them for any damages they may suffer if a third party claims that we are violating their intellectual property rights. While, to date, we have not received indemnification claims, there may be future claims. For example, Fuji Photo USA has been named as a co-defendant in the above referenced complaint filed in the Central District Federal Court of the State of California. SmartDisk has agreed to indemnify Fuji Photo USA with respect to expenses or damages incurred by Fuji Photo USA in connection with this matter. Any indemnification claim may require us to pay substantial damages, which could negatively impact our financial condition.

We may have particular difficulty protecting our intellectual property rights overseas.

         The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in some foreign countries. Because many of our products are sold and a portion of our business is conducted overseas, primarily Japan and Europe, our exposure to intellectual property risks may be higher.

Because most of our sales are to a relatively small number of customers the loss of any of our key customers would seriously harm our business.

         Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, FujiFilm, Ingram Micro, Olympus, or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results, and will continue to result, in sales to only a limited number of customers. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. For the first nine months of 2000, our top five customers collectively accounted for approximately 54% of our revenues. Furthermore, we expect to continue to depend on sales of our products to relatively few customers, which will continue to account for a significant portion of our net revenues, for the foreseeable future.

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

         We have formed strategic relationships with a number of significant industry participants, including Apple, FujiFilm, Hitachi, Iomega, Olympus, Rohm, SanDisk, Sony, Toshiba, Visa and Yamaichi. We depend upon these corporations to provide technical assistance and perform key manufacturing, marketing, distribution and other functions. For example, Yamaichi is currently one of two manufacturers of our FlashPath products, Toshiba and Apple provide technological assistance in the development of our products, and Olympus and FujiFilm market our products. We expect that these and similar types of relationships will be critical to our growth because our business model calls for the continued outsourcing of many key operational functions and we do not currently have the resources to perform these functions ourselves.

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

A portion of our sales and expenses are geographically concentrated in Japan, and, therefore, we could suffer from exchange rate fluctuations and economic and political difficulties.

         Approximately 34% of our revenues for the first nine months of 2000 were attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenues for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries' accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders' investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in 2000, resulting in a foreign currency gain of approximately $101,000 and a foreign currency translation adjustment to reduce equity for approximately $139,000. Further, we do not currently hedge against foreign currency exposure.

In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

Our foreign OEM customers may choose to work with a local competitor, which would adversely impact our sales.

         Our OEM customers, most of which are based in Japan and to whom a significant portion of our sales are made, may choose to work with, and purchase products from, a local competitor if one were able to provide a substitute product. This may occur because of geographic distance, time differences, or for other reasons. In that event, we may not be able to find other OEM customers and our sales could decline.

We depend on a limited number of contract and offshore manufacturers, and it may be difficult to find replacement manufacturers if our existing relationships are impaired.

         We contract with offshore manufacturers to produce some of our products and our dependence on a limited number of contract manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. For example, Yamaichi and Mitsumi are the sole manufacturers of our FlashPath products. We do not have contracts with Yamaichi or Mitsumi. If Yamaichi or Mitsumi terminates production, or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from approximately three to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers would cause our sales to decline.

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

         Many of our products are manufactured overseas and a significant portion of our revenues is derived from overseas sales. Approximately 36% of our revenues for the first nine months of 2000 were derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

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

         Rohm is our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products and we purchase ASICs for Smarty from Rohm and Atmel. In our products, the specific function of these integrated circuits is the conversion of digital and analog data. In addition, Iomega is a sole source supplier of Zip drives, and LSI Logic is our primary supplier of ASICs for our FireWire products. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as 12 months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

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

         Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenues increasing from approximately $15.3 million in 1998 to approximately $81 million for the first nine months of 2000. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 133 as of September 30, 2000. We expect to continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

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

Some of our products may be returned to us by our OEM customers if projected consumer demand does not materialize, which would lead to a reduction in our revenues.

         Lack of consumer demand for our products may result in efforts by OEMs to return products to us. While we are contractually obligated to accept returned products from our OEMs only on a limited basis, we may determine that it is in our best interest to accept returns in order to maintain good relations with them. Product returns would reduce our revenues. While we have experienced very limited product returns to date, returns may increase in the future.

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

         All of our short-term investments are fixed rate instruments. The aggregate fair value of our short-term investments as of September 30, 2000 is approximately $12.8 million. The weighted average interest rate of our short-term investments is 6.43%.

         We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

         Foreign Exchange Risk. We conduct operations and sell products in several different countries. Therefore, our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the United States dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances.

          While most of the transactions of our United States, Japanese and European operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income.

         Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement also results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2000, resulting in a foreign currency gain of approximately $101,000. In addition, such fluctuations resulted in a foreign currency translation loss of approximately $139,000, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

         We do not currently engage in hedging activities with respect to our foreign currency exposure; however, we continually monitor our exposure to currency fluctuations. We have not incurred significant realized losses on exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

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

Item 2. Changes in Securities and Use of Proceeds

         Between January 1, 2000 and September 30, 2000, we issued approximately 185,000 shares of common stock to employees, directors and consultants. Such shares were issued upon exercise of stock options with exercise prices ranging from $0.72 to $35.00 per share. All of such shares were purchased by cash except Timothy Tomlinson, one of our directors, paid the par value in cash and the balance by delivery of a full recourse promissory note in the principal amount of $209,994.

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

         The net proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. In March 2000, in connection with the acquisition of VST, we paid a total of approximately $18.2 million in purchase consideration and other acquisition related costs. In March 2000, we also paid-down a line of credit that VST maintained which had an outstanding balance of approximately $4.3 million. To date, we have funded VST's operations with approximately $5.0 million. We also paid approximately $0.8 million for the acquisition of substantially all of the intellectual property of El Gato. We plan to use the remaining net initial public offering proceeds for general corporate purposes, including working capital and capital expenditures, as well as potential acquisitions of technology and businesses. The use of the proceeds from the initial public offering does not represent a material change in the use of proceeds described in our prospectus dated October 5, 1999.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

       Exhibit No.     Description
       -----------     --------------------------------------------------------
           27          Financial Data Schedule (available in EDGAR format only)


         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SMARTDISK CORPORATION



                          By: /s/ Michael S. Battaglia
                              --------------------------------------------------
                               Michael S. Battaglia
                               President and Chief Executive Officer
                               (Principal Executive Officer)



                          By: /s/ Michael R. Mattingly
                              --------------------------------------------------
                               Michael R. Mattingly
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)




Dated:    November 13, 2000

                                 EXHIBIT INDEX

       Exhibit No.     Description
       -----------     -----------------------
           27          Financial Data Schedule