Form 10-K
period 2000-12-31
SMARTDISK CORP
filed 2001-04-02
CIK 1058959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 28, 2001, there were 17,512,969 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant as of February 28, 2001 was $29,788,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 30, 2001, which will be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                              SMARTDISK CORPORATION

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                                 --------------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

Item 1.    Business..........................................................  3

Item 2.    Properties.........................................................21

Item 3.    Legal Proceedings..................................................22

Item 4.    Submission of Matters to a Vote of Security Holders................22

PART II.

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters........................................22

Item 6.    Selected Financial Data............................................23

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................24

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........45

Item 8.    Financial Statements and Supplementary Data........................46

Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................46


PART III.

Item 10.   Directors and Executive Officers of the Registrant.................46

Item 11.   Executive Compensation.............................................47

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....47

Item 13.   Certain Relationships and Related Transactions.....................47

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...47

           Signatures.........................................................79

Forward-Looking Statements

         In addition to historical information, this report on Form 10-K and the documents incorporated herein by reference, as well as our annual report to stockholders, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Terminology such as "may," "will," "intend," "expect," "plan," "anticipate," "estimate," "believe," "continue," "predict," or other similar words identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10-K and include statements regarding management's intent, belief or current expectation about, among other things, the following: our anticipated growth strategies, including trends in revenues, costs, gross margins and profitability; our intention to develop, market and introduce new products; anticipated growth of digital appliances and technology industries; anticipated trends in our businesses, including trends in the demand for personal storage and digital appliances and, therefore, demand for our products; expectations of consumer preferences and desires; future projections of our financial performance, future expenditures for capital projects and research and development; the emergence of certain competing technologies; potential uses for and applications of our products; and our ability to continue to control costs and maintain quality. Although our management believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to us on the date hereof. We make no commitment to update or revise any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors That May Affect Future Results of Operations" and in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in 2001.

         All trade names referenced in this report are either trademarks or registered trademarks of their respective holders.

                                     PART I

Item 1.       Business

Overview

         We design, develop, manufacture and market technologies and products that enable consumers and businesses to create, manage and use various types of digital content in easy and enjoyable ways. With the growth of digital appliances, such as digital still cameras, digital video cameras, digital audio players, digital voice recorders and personal digital assistants, consumers are increasingly using the personal computer, or PC, as the "multimedia center" of the home or office. These digital appliances capture digital data on high capacity, reusable flash memory cards that appeal to consumers because of their small size, versatility and portability. Our digital connectivity products enable the easy and convenient sharing of the information on the cards between the digital appliance, PCs and the Internet. Our personal storage systems and related software are designed to provide an easy way to store, organize and retrieve this digital data on portable, high-speed, high-capacity disk drives. Our innovative software is planned to offer consumers the capacity to create multimedia DVDs and CDs that combine their digital pictures, videos and music and then share them with or without using a PC.

         Our digital connectivity products are designed to work across all popular PC platforms, support all leading flash memory media types and use high performance PC interfaces, such as Universal Serial Bus, or USB. Our patented FlashPath digital connectivity products allow consumers to use the familiar 3.5-inch floppy drive - found on most PCs worldwide - to simplify the exchange of images and other digital data between PCs and digital appliances. We market three FlashPath products, one for each of three different flash memory cards:
SanDisk's MultiMediaCard, Sony's Memory Stick and Toshiba's SmartMedia card. These flash memory cards are used in various digital appliances including digital still cameras and digital video cameras made by a number of leading camera manufacturers, including FujiFilm, JVC, Olympus, Panasonic, Sanyo, Sharp, Sony and Toshiba. In the second half of 2000, we launched our high-speed USB Flash Media Reader, a dual-slot flash memory reader, for both CompactFlash and SmartMedia cards. In early 2000, we introduced our USB Tri-Media Reader, which reads and writes to CompactFlash and SmartMedia cards, as well as rotational media, such as a 1.44 Megabyte floppy disk. These readers address an expanding installed base of PCs with USB cable interfaces and are compatible with both Windows and Macintosh operating systems. We believe that as consumers embrace the digital lifestyle, the number of applications for flash memory cards will continue to grow.

         Our USB- and FireWire-based personal storage systems include high performance, portable hard disk drives and floppy disk drives for desktop and notebook PCs, as well as expansion bay disk drives for notebooks. Substantially all of our personal storage systems are compatible with Windows and Macintosh operating systems. We believe that the significant increase in data intensive digital content, such as imaging, music and video has created the need for increased digital personal storage. Our personal storage systems and related software enhance the user's ability to store, organize and retrieve digital content. These systems support very high data transfer rates and offer up to 120 Gigabytes of capacity.

         Since 1992, we have worked with Apple as an Apple preferred partner and developer. Through this relationship, Apple has provided us access to product road maps that have allowed us to focus on new opportunities in the development and engineering of many FireWire and USB systems. Through our strategic relationship with Iomega, we build Iomega Zip drive products for Apple. We were one of the first companies to ship FireWire personal storage systems for both Macintosh and Windows operating systems, as well as FireWire Zip drives. In the third quarter of 2000, we introduced our 120 Gigabyte portable FireWire Redundant Array of Independent Disks, or RAID, product.

         As digital applications and appliances proliferate, users are demanding software that will allow them to collect digital images and audio files from a variety of sources, create media shows via the PC, and then display them anywhere, using a PC, DVD or CD. SmartDisk software, including our new MVP suite of software solutions, is planned to enable consumers and businesses to create, organize and use digital multimedia both with and away from the PC.

                                  ------------
         Our executive offices are located at 3506 Mercantile Avenue, Naples, Florida 34104, and our telephone number is (941) 436-2500. Our home page can be located on the World Wide Web at http://www.smartdisk.com. The contents of our website are not part of this Annual Report on Form 10-K.

Acquisitions

         Acquisition of VST Technologies, Inc. On March 6, 2000, we completed our acquisition of VST Technologies, Inc., or VST, a Delaware corporation whose predecessor was incorporated in 1993. VST, located in Acton, Massachusetts, designs, develops, manufactures and markets FireWire and USB-based high performance personal storage systems and flash memory readers for Windows and Macintosh operating systems. Our acquisition of VST has expanded our existing product lines to include advanced FireWire and USB technologies and, additionally, has expanded our access to the rapidly growing digital video and digital music markets. VST's product line includes portable FireWire hard drives, desktop FireWire hard drives, expansion bay devices, including a CD-R/W drive and Zip 100 and Zip 250 drives for Apple notebooks, USB floppy disk drives and a 120 Gigabyte portable FireWire RAID product.

         We acquired VST for approximately $16.4 million in cash, approximately
1.1 million shares of our common stock and options to acquire approximately 443,000 shares of our common stock with exercise prices ranging from $0.90 to $4.45.

         Acquisition of El Gato Software LLC. On April 21, 2000, we completed our acquisition of substantially all of the intellectual property of El Gato Software LLC, or El Gato. El Gato, a California limited liability company, is located near San Jose, California. El Gato develops and markets USB and FireWire drivers, applications and firmware support for leading personal storage systems, including SmartMedia, CompactFlash, hard drives, Zip drives, floppy drives and optical drives. We use El Gato's drivers in our FireWire hard drives, FireWire Zip drives and USB-based products, including our Flash Media and Tri-Media Readers. We acquired substantially all of the intellectual property of El Gato for approximately $755,000 in cash and approximately 37,000 shares of our common stock. We also retained the services of El Gato's staff of five software developers under two-year consulting agreements.

         Acquisition of Impleo Limited. On April 28, 2000, we completed our acquisition of Impleo Limited, or Impleo. Impleo, a corporation established under the laws of the United Kingdom in November 1999, is based in England. Impleo manufactures and markets digital connectivity products and personal storage systems under the Datawise brand. We are using Impleo as our primary European distributor. We acquired all of the capital stock of Impleo for approximately $200,000 in cash and 125,000 shares of our common stock.

         Acquisition of Multimedia Technology Center. On January 24, 2001, we completed our acquisition of the intellectual property of Multimedia Technology Center, or MTC, including its DVDMotion suite of software products, for approximately $250,000 in cash. MTC is a leading provider of optical disc authoring systems. As part of the transaction, MTC's Chief Technology Officer joined SmartDisk as Chief Software Architect.

Industry Overview

         Consumer lifestyles are being transformed by the increasing use of digital information in the home and workplace. Individuals increasingly rely upon PCs, computer networks and the Internet to access digital information for entertainment and productivity purposes. The proliferation of PCs in both the home and office, as well as the growth of Internet use, has led to widespread consumer familiarity with the storage, manipulation, transfer and management of digital data. In addition, the convergence of advanced consumer electronic products, PCs and the Internet offers consumers the opportunity to personalize, exchange, store and manage digital data generated from a wide range of sources. This convergence has precipitated greater demand for connectivity, data storage and management, and user-friendly content management and CD and DVD creation software.

         In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of sophisticated consumer electronic products. These products, often referred to as digital appliances, include digital still cameras, digital video cameras, digital voice recorders, digital audio players, electronic photo albums and personal digital assistants. We believe that approximately 55 million of these types of digital appliances were shipped in 2000, and we believe that this number will grow to approximately 90 million in 2001 and more than 120 million in 2002. One of the most popular digital appliances today is the digital camera. Approximately 11 million digital cameras were shipped worldwide in 2000, and we believe that this number will grow to approximately 18 million in 2001 and 28 million in 2002.

         A major challenge created by the digitization of audio and video is the increasing need for portable mass storage devices for the PC and high performance interfaces, such as USB and FireWire, to connect these storage devices to the PC. MP3 and other compression methods, voice recognition software, video movies, video conferencing, the Internet, digital video cameras and digital still camera images have all driven the digitization of audio and video.

         As a result of their high performance capabilities, USB and FireWire interfaces are quickly beginning to be installed on new desktop and notebook PCs. For example, all new PCs feature USB ports. In addition, FireWire ports have recently started to appear on PCs from Compaq, Dell, Fujitsu, Gateway, IBM and Sony and appear on all of Apple's desktop and notebook computers.

         USB is a high performance PC interface technology that is replacing low to medium speed CPU interfaces such as serial ports, which are generally used for mice, keyboards, floppy disk drives and tablets. FireWire is Apple's trade name for Institute of Electrical and Electronics Engineering, or IEEE, 1394, a high speed PC interface that is replacing Small Computer System

Interface, or SCSI, and parallel interfaces, which are generally used for digital appliances, hard disk drives and Zip drives. Other manufacturers may adopt the IEEE 1394 standard under their own trade names, such as Sony's iLink. Sony and Apple are currently licensing these trade names at no charge. Both USB and FireWire can support new digital appliance hot-plug and plug-n-play connections so that storage devices can be connected and disconnected without shutting down or restarting the PC. USB and FireWire can also accommodate multiple devices connected to the PC and may be powered directly from the USB or FireWire cable, eliminating the need for external power adapters.

         One of the principal challenges to connectivity between digital appliances and PCs is the variety of non-standardized flash memory cards available in the market today. Flash memory cards are the miniature devices used by many of the emerging digital appliances to store digital data. There are currently five major removable flash memory cards, none of which has emerged as an industry standard and none of which is compatible or operable with any of the others:

         /bullet/ the Toshiba SmartMedia card;

         /bullet/ the SanDisk CompactFlash card;

         /bullet/ the SanDisk MultiMediaCard;

         /bullet/ the Sony Memory Stick; and

         /bullet/ the SanDisk, Toshiba and Matsushita Secure Digital (SD) Card.

         A second major challenge to connectivity between digital appliances and PCs is the current lack of convenient connection methods. While consumers' use of digital appliances is increasing, the inherent difficulty of connecting digital appliances to PCs due to non-conforming interfaces continues to be a major barrier to widespread acceptance. As a result, we believe that the continued growth of the consumer-oriented digital appliance market will depend in large part upon the ability of users to conveniently transfer stored digital data that is captured by digital appliances. Therefore, one of the principal challenges faced by manufacturers of consumer digital appliances is the interface between their appliances and PCs or other digital appliances.

         There are currently a number of interfaces used to transfer data from digital appliances to personal computers:

         /bullet/ Cable interfaces that connect to serial ports, parallel ports, USB and FireWire; and

         /bullet/ Non-cable interfaces such as infrared interfaces, Personal
                  Computer Memory Card International Association, or PCMCIA, and floppy disk drive slots.

         We believe that serial port and parallel port interfaces have disadvantages that make them less desirable for use with consumer-oriented digital appliances. Those interfaces require the use of cumbersome cables and limited PC peripheral ports, which are frequently dedicated to connecting the PC to devices such as printers, scanners, modems and other peripherals. In addition, direct digital appliance-to-PC connections via serial or parallel port consume the appliances' battery power and render the appliances unusable while data is being transferred.

         While USB and FireWire solutions utilize direct cable connection, they do not have the same limitations of serial or parallel port interfaces. In general, USB and FireWire have the ability to provide a direct source of power to the digital appliance and therefore do not drain the appliance's batteries. Moreover, USB and FireWire interfaces allow much faster data transfer rates than their traditional serial or parallel port alternatives, can accommodate numerous serial devices and offer hot-plug and plug-n-play connections so that storage devices can be connected and disconnected without shutting down or restarting the PC. In addition, while many of the current installed base of desktop PCs worldwide are not equipped with USB or FireWire ports, most new computers are shipped with USB or FireWire support. Similarly, some of the non-cable interfaces have inherent limitations. For example, while virtually all portable PCs being sold today contain a PCMCIA slot or infrared interface as a standardized feature, we believe that neither the PCMCIA slot nor the infrared interface is generally available on desktop computers.

The SmartDisk Solution

         Our digital connectivity and personal storage products include our FlashPath flash memory card readers, USB flash media readers, FireWire and USB external portable hard disk drives, USB floppy disk drives as well as expansion bay devices for Apple notebook computers. These products are generally available for both Windows and Macintosh operating systems, allowing the original equipment manufacturers, or OEMs, that market our consumer products to reach a large installed base of potential users. We also offer DVD and CD creation software, which is compatible with Windows. Our current and planned digital connectivity products, personal storage systems and software innovations are designed to offer the following principal benefits:

         Ease of Use. Our products are easy to use and install. FlashPath transfers digital data to the PC through the familiar and ubiquitous 3.5-inch floppy disk drive. This widely recognized format reduces consumer intimidation frequently created by new technologies, facilitating the adoption of our FlashPath products and various consumer-oriented digital appliances. A consumer using a digital camera removes the flash memory card that serves as the camera's digital film, places that flash memory card into our FlashPath product, and then inserts the FlashPath into the PC's 3.5-inch floppy disk drive. While the flash memory card stores the digital images captured by the digital camera, FlashPath easily transfers the digital images from the flash memory card to the PC. Our personal storage systems address the needs of today's consumers: portability, user friendliness, reliability and seamless integration with the computer's operating system, or plug-n-play. Our personal storage systems also offer our proprietary product-specific software that enhances the user's experience, further differentiating our products from our competitors'. Our software products are planned to allow consumers to create multimedia DVDs and CDs that combine their digital pictures, videos and music and then share them with or without using a PC.

         Products Compatible with Multiple Media. We believe that our established ability to design products that support competing flash memory cards is critical because of the lack of flash memory industry standards. Our FlashPath product is designed to transfer digital data and images from the Toshiba SmartMedia card, the Sony Memory Stick and the SanDisk MultiMediaCard to a standard 3.5-inch floppy disk drive. Our USB-based flash media readers also support the SanDisk CompactFlash card and the Toshiba SmartMedia card. Our ability to design products compatible with multiple media is enhanced by our strategic relationships with the three leading manufacturers of flash memory storage cards--SanDisk, Sony and Toshiba. By supporting various media, we are able to address the data transfer needs of purchasers of existing and emerging digital appliances that use different flash memory cards. Our personal storage systems also support most leading rotational storage media, including hard disk drives, floppy disk drives, Iomega Zip drives and Imation SuperDisk drives. They can also store high quality digital still images and video movies and digital music due to their ability to support very high data transfer rates and capacity. Our software products are planned to support an extensive array of technical standards for audio, data, enhanced music and video CD or DVD.

         Versatile. Our products can be used with a variety of PC hardware platforms and software environments. Our driver software is included with our products and can also be downloaded free of charge from the Internet. The software enables our products to operate with Windows and Macintosh operating systems. The versatility of our products will become more important as consumers increasingly rely on flash memory cards to store and transfer digital data. Our personal storage systems are also generally compatible with both Windows and Macintosh operating systems.

         Independent Power Source. Unlike serial and parallel port cables, our flash memory and smart card reader products do not rely upon a digital appliance's power source to transfer digital data from a flash memory card to a PC. For example, our FlashPath products run on two replaceable batteries and our USB-based flash media readers use the PC's power source. Our FireWire-based personal storage systems also utilize the PC's power source rather than the appliance's power supply. This is important because digital appliances, such as digital cameras, consume significant amounts of power and require frequent battery replacement or recharging. Products that use serial or parallel cable interfaces quickly drain power from digital appliances, making those competing products less attractive.

         Quality. We believe that we have a reputation in the industry for producing high quality products. We invest substantial resources in our product development and test efforts to assure that our products work reliably across a broad range of configurations.

Business Strategy

         Our strategy is to use our patented and distinctive technologies to:

         /bullet/ Establish our digital connectivity products as market leading solutions to transfer data among digital appliances, PCs and the Internet by strengthening our position as a technological leader;

         /bullet/ Bring our personal storage systems quickly to market with industry leading solutions that emphasize ease of use and portability;

         /bullet/ Introduce innovative software for the creation of multimedia
                  DVDs and CDs that combine digital pictures, videos and music and that may be played with or without a PC; and

         /bullet/ Capitalize on the growth of the PC as the "multimedia center" of the home or office.

         Key elements of this business strategy are to:

         Capitalize on Technology Expertise to Expand Our Product Offerings. We have developed extensive expertise, intellectual property and core capabilities in digital connectivity, personal storage systems and software technologies. We intend to capitalize on our technology base, partnerships and patents to design, develop and market a broad range of digital connectivity and personal storage systems that can operate across a variety of flash memory products, hardware platforms and software environments. In addition, we are using our technology expertise, patents and trade secrets to develop or license application-specific, non-PC based devices that will permit flash memory cards to be used with other existing technologies.

         Expand Customer and Strategic Industry Relationships. We have formed strategic relationships with a number of leading consumer product OEMs and other key industry participants, including Apple, FujiFilm, Hitachi, IBM, JVC, NEC, Olympus, Panasonic, SanDisk, Sony and Toshiba. We intend to continue to develop long-term alliances with a diversified base of OEMs and other industry participants in additional consumer electronics segments. We believe that these relationships provide significant operating leverage and a number of other important benefits:

         /bullet/ Many of our OEM customers advertise, promote, package, sell and distribute our products under some of the world's most recognized brand names. OEM customers that perform some of or all of these activities include Apple, FujiFilm, Hitachi, JVC, Olympus, SanDisk, Sony and Toshiba. As a result, we have access to extraordinary market strength without the need to invest heavily in our own marketing programs and distribution infrastructure.

         /bullet/ Our product development relationships have provided access to flash memory card and PC manufacturers early in the design phase of their product development process. This has allowed us to anticipate these manufacturers' future technological requirements and to develop long-term relationships across a number of products and through multiple product generations. In addition, these partners have assisted with engineering and design for manufacturability, which helps ensure that mechanical and electrical considerations are integrated into a total systems approach to achieve a high quality and cost-effective product.

         Maintain Media, Interface and Platform Neutrality. We are using our flexible technology architecture and core capabilities to create connectivity and personal storage products that enable consumers to use all leading flash memory cards and rotational media. There is a rapidly growing number of digital appliances that use competing flash memory technologies, none of which we currently expect to become an industry standard. We are committed to maintaining media neutrality to enable users of various leading flash memory technologies to transfer data quickly and easily among devices that use different flash memory card formats, as well as to support all of the leading rotational media with our personal storage systems, including hard disk drives, floppy disk drives, Iomega Zip drives and Imation SuperDisk drives.

         Promote Brand Awareness of Our Products. It is critical that we obtain ultimate consumer acceptance of and demand for our products independent of sales that occur in conjunction with sales of our OEMs' products. To this end, we intend to promote the SmartDisk name wherever possible. We are able to benefit from the powerful advertising and promotion of our products by the OEMs while simultaneously building our brand identity. In addition, we intend to expand our use of advertising and other marketing programs designed to promote our brands and enhance brand awareness. We also intend to broaden our distribution into more traditional consumer electronic and mass retail channels while continuing to strengthen our Internet presence.

         Emphasize User-Friendly Products. We are committed to capitalizing on our patent portfolio of user-friendly digital connectivity products and personal storage systems. These systems offer seamless integration with the PC's operating system to enable consumers to conveniently transfer and store images, music, voice and other types of digital data among consumer electronic devices, the Internet and PCs, including portable personal storage systems. Our software products are being developed using a familiar, easy-to-use format that allows the user to easily manage content and create DVDs and CDs.

         Capitalize on First-to-Market Advantages. Our focus is on technologies and market segments where we can maximize the first-to-market advantages provided by our technical expertise to provide various digital connectivity, personal storage and software solutions to the needs presented by the proliferation of digital appliances. Our products are developed using a building block approach which leverages previously developed technologies. This ability to modify and extend our existing base of technologies to yield new product offerings, allows us to rapidly respond to industry developments, provides first-to-market advantages and reduces development costs for future products. To augment the time-to-market advantages provided by our building block approach, we also draw on the substantial capabilities of an extensive list of development partners including major OEMs, key component suppliers, manufacturers and firms that specialize in rapid prototyping. We intend to use these first-to-market advantages to lengthen our product life cycles and increase our market share. Our internal processes and external relationships are tightly integrated, and are designed to enable us to rapidly develop products from design stage to commercial launch.

Products

         Our products are designed to easily transfer digital data among digital appliances, PCs and the Internet, to store and manage that digital data and to create multimedia DVDs and CDs.

         Digital Connectivity Products

         FlashPath Products. FlashPath is a solid-state electronic device in the shape of a 3.5-inch floppy diskette. It works in any standard 3.5-inch floppy drive found in most PCs. The current principal use of FlashPath is to transfer images from digital cameras using the SmartMedia, MultiMediaCard and Memory Stick flash memory cards to PCs. Digital cameras use flash memory cards as film. After the flash memory card captures and stores images, the flash memory card is removed from the camera, placed into FlashPath, inserted into the PC's floppy disk drive and the images are transferred to the PC. The consumer may then edit the images, add text, graphics or sound or mail the images over the Internet. Because FlashPath transfers images from the camera to the PC without using cables or PC peripheral ports and without any hardware installation, the consumer has a device that is familiar, easy to use, not intimidating and transportable among multiple PCs. FlashPath uses our proprietary driver software provided with our products and available free of charge from the Internet. Our driver software enables our products to operate with Windows and Macintosh operating systems.

         USB-Based Digital Connectivity Products. Our USB Dual Media Reader reads and writes to SmartMedia and CompactFlash. Our USB Tri-Media Reader reads and writes to SmartMedia, CompactFlash and 3.5-inch floppy disks. These products, which are USB cable powered, are compatible with both Windows and Macintosh operating systems.

         Personal Storage Systems

         Expansion Bay Storage Devices. We provide many personal storage systems for the expansion bays of the Apple PowerBook line, including the 100 Megabyte and 250 Megabyte Iomega Zip drives, the Imation SuperDisk drive, a DVD-ROM drive, a CD-R/W drive and additional hard drive storage.

         USB-Based Products. We offer portable USB hard drives and floppy disk drives that are compatible with both Windows and Macintosh operating systems. They operate seamlessly with the PC's operating system, offering hot-plug and plug-n-play connections so that storage devices can be connected and disconnected without shutting down or restarting the PC. Our portable external USB floppy disk drive is one of the highest volume products for all Macintosh computers in the United States. In addition, our USB floppy disk drive provides floppy disk capability for Macintosh users since Apple no longer includes floppy disk drives in its PCs. Our USB floppy disk drive is very compact and lightweight, and requires no external power supply.

         FireWire-Based Products. We offer FireWire hard drives, CD-R/W drives and Zip drives. Our line of ultra-slim FireWire hard drives provides the fastest data transfer rates of any portable storage device. We believe that these drives have great appeal to the mobile user of digital video cameras and digital music. We also market a line of full-height FireWire hard drives in various capacities and a 250 Megabyte Iomega FireWire Zip drive. Our 120 Gigabyte FireWire RAID array offers even higher storage capacity than standard large hard disk drives. It also offers data transfer rates fast enough to capture and store live digital video. Our FireWire cardbus card allows users to plug these devices into notebooks that do not yet have FireWire ports. Substantially all of these products are compatible with both Windows and Macintosh operating systems. Our FireWire hard drives combine portability, modularity and FireWire connectivity to offer high performance, mobile storage solutions. Reflecting our expertise in the notebook market, our ultra-slim FireWire hard drives are compact and truly "portable" with the smallest measuring only 3" x 5.5" x 0.7" and weighing as little as 6.5 ounces. The full-height FireWire drives address the demand for larger capacities for a variety of digital video, audio and multimedia applications. Our FireWire hard drives offer not only hot-plug and plug-n-play functionality, but also offer data transfer rates fast enough for digital video recording and playback. When our FireWire hard drive is connected to the computer with a single FireWire cable, the drive interacts with the computer's operating system, automatically configures itself and mounts to the desktop. This allows the user to easily transport our FireWire hard drive from the "home office" to the "work office" with all operating systems, applications, and document files intact.

         Software

         The quantity of digital content distributed over the Internet to the PC is rapidly increasing, driven by high-speed Internet connections, the increasing number of web sites focused on electronic content distribution and the proliferation of digital consumer electronics. We expect this trend will increase the need for products that allow users to organize, manage and create multimedia slide shows. Consumers are increasingly using recordable CDs as a medium for digital content because of their capacity, low cost, portability and compatibility with a large installed base of play back devices. SmartDisk's new DVD and CD creation software, SmartDisk MVP will allow consumers to create multimedia DVDs and CDs that combine their digital pictures, videos and music. The creations can be played back using a PC or with a CD or television. Featuring a familiar entertainment center interface, SmartDisk MVP facilitates ease of use in managing and organizing digital content. The software will also allow users to print digital photographs singly or as an album in various sizes. Digital picture album covers may be customized with any digital image or video frame from a collection.

         Other

         We also offer a line of power management products such as power adapters, smart-chargers and long-life, lithium-ion batteries for the Macintosh PowerBook series.

Technology

         Since our inception, we have focused our research and development efforts in the area of digital connectivity, designing and developing products that facilitate the transfer of data from digital appliances using flash memory cards to PCs. We have been actively involved in all aspects of this development process, including the development of a proprietary technology architecture that supports all of our current FlashPath products and can be used as the basis for new products. We believe that our patents provide substantial proprietary protection relating to the transfer of digital data through floppy disk interfaces. We also believe that we have developed particular expertise in driver technologies, product design and product development of USB-based and FireWire-based personal storage systems. We have extended our expertise to include DVD and CD creation software that will allow users to create multimedia DVDs and CDs that combine digital pictures, videos and music and that may be played with or without a PC.

         Another element of our business strategy is to enter into strategic alliances without licensing our proprietary digital connectivity technology to OEMs. Our strategic alliances with Hitachi, NEC, SanDisk, Sony and Toshiba began with their initial inquiries to license our FlashPath technology. We believe that the broad scope of our strategic alliances with these leading industry participants demonstrates the appeal and strength of our proprietary technology. Many of these alliances have led to equity investments and cooperative development arrangements.

         Digital Connectivity. Our digital connectivity products are compatible with a broad range of hardware platforms and software environments. Our floppy disk drive interface architecture builds upon key elements of our technology, including digital and analog application specific integrated circuits (ASICs), driver software and key mechanical components, and allows us to develop products that support different flash memory cards. In addition, we believe that this architecture improves reliability, decreases time to market and lowers new product development costs. We are also utilizing our core technological capabilities to develop products that conveniently transfer digital data from competing flash memory cards to existing, non-PC technologies, as well as products that support computer interfaces other than the 3.5-inch floppy disk drive.

         The technology in our digital connectivity product offerings consists of five key components:

         /bullet/ Flash Memory Read/Write System. This proprietary system uses the central processing logic to store data on and retrieve data from the flash memory card in the product.

         /bullet/ Digital ASIC. Our proprietary digital ASIC prepares the digital data to be retrieved from the flash memory, encodes it and sends it to the analog ASIC. The digital ASIC also decodes data from the analog ASIC for use with the flash memory read/write system.

         /bullet/ Analog ASIC. Our proprietary analog ASIC converts the digital data to analog signals for retrieval from the flash memory card.

         /bullet/ Central Processing Unit. This unit consists of an industry standard microprocessor, memory and other processing logic to control the functions of the digital and analog ASICs and the flash memory read/write system.

         /bullet/ Driver Software. Our proprietary driver software enables our products to operate with a variety of commonly installed PC operating systems such as Windows and Macintosh.

         Personal Storage Systems. Our personal storage systems are compatible with a broad range of hardware platforms and software environments, as well as with both Windows and Macintosh operating systems. Our Macintosh-compatible hard drives also include key features, such as encryption, password protection, boot capability and partitioning features. Most of our personal storage systems are FireWire-based.

         The technology comprised in our FireWire personal storage product offerings consists of five components:

         /bullet/ FireWire-based power sourcing. An embedded, integrated and wide range power supply allows our FireWire drives to run from FireWire bus power, so no external power supply is required.

         /bullet/ Digital bridge ASIC. This device is an ASIC bridge that allows high performance transmission of digital data from the disk drive to the FireWire cable. We currently license this technology and the firmware from LSI Logic.

         /bullet/ FireWire drivers. We design and own separate and integrated drivers for all of our FireWire products. These drivers provide a high level of integration to the operating system and, we believe, allow more flexibility and features than those found on competitive products.

         /bullet/ FireWire applications. We offer a fully integrated FireWire formatting, benchmarking and updating application for FireWire products. This application provides performance improvements, data security and protection.

         /bullet/ Integrated RAID family of products. Our FireWire storage systems can be embedded into a RAID array system. This hardware and software solution allows individual FireWire drives to be used together to achieve higher data transmission, or striping, and for data protection, or mirroring.

         Development Efforts. During 2000, our development efforts included the following:

         /bullet/ Expanding our FlashPath product line to support the SD flash memory card and new operating systems, such as Millennium and Linux;

         /bullet/ Introducing USB flash media readers;

         /bullet/ Expanding our FireWire product line to support the FireWire
                  RAID array and software;

         /bullet/ Introducing our CD-R/W products;

         /bullet/ Introducing FireWire and USB combo slim line hard drives for both Macintosh and Windows platforms;

         /bullet/ Further reducing our product costs;

         /bullet/ Enhancing product performance; and

         /bullet/ Developing media management software.

Marketing, Customers and Strategic Relationships

         Sales and Marketing. We market and sell our products primarily through a combination of OEMs, distributors and resellers. We sell our current flash memory products to OEMs, including FujiFilm, JVC, Olympus, Panasonic, SanDisk, Sony and Toshiba. These OEMs compete in some of the fastest growing segments of the electronics industry, including digital still cameras, digital video cameras and digital audio players. The marketing of our FlashPath product with FujiFilm's, Olympus' and Sony's digital cameras illustrates the cooperative relationships we have with some of our customers. Their marketing campaigns have emphasized the convenience of using the FlashPath product to transfer digital photographs to the PC.

         Often, both the OEM's brand name and our FlashPath trade name appear on the product packaging. As a result, we benefit from the powerful advertising and promotion of our products by the OEMs without having to incur significant additional marketing expenses. For example, our products have been featured in OEM advertisements in major publications, including The Wall Street Journal, Time Magazine and USA Today.

         We market and sell most of our personal storage systems through distributors and resellers. Ingram Micro and Tech Data handle our distribution to the vast majority of our U.S. resellers. We also sell our personal storage systems to major catalog and mail order houses, as well as directly to end users through our website and various retailers. In addition, we sell our personal storage system products to Apple, which, in turn, distributes them on a consignment basis to their customers. Most of these sales are made through the Apple Web Store, where our products may be configured and ordered along with a Macintosh computer. We are pursuing broader markets for our personal storage products through our European and Japanese operations.

         We support the marketing activities of our customers with a dedicated product manager for each of our principal product lines. In addition, we support their sales efforts through sales training courses, public relations activities, trade shows and industry education programs. We also employ marketing communications personnel to develop packaging, brochures and other collateral materials.

         In addition to catalogs, we promote our products through print and Web advertising. Some of the OEMs with whom we have developed or manufactured products prohibit us from marketing those products outside of their own marketing programs. We have also been featured in many ads and technical write-ups in the press and magazines.

         Strategic Relationships. An important element of our business strategy is to develop strategic relationships with industry participants that can assist us in the development of new products, provide us with access to leading-edge manufacturing capabilities and market and distribute our products globally. This approach allows us to concentrate our resources on our core expertise of product design and development, reduces our capital requirements and generally provides a high degree of operating leverage. We evaluate potential collaborative arrangements on an ongoing basis and intend to continue to pursue additional strategic relationships.

         Set forth below are brief descriptions of some of our strategic relationships:

         Apple Computer. Apple has led the industry in forging transitions to new interface technologies, such as USB, FireWire and Airport, or IEEE 802.11. Since 1992, we have worked with Apple as an Apple developer. Through this relationship, Apple has provided us access to selected product road maps, which has allowed us to focus on new opportunities in the development and engineering of many FireWire and USB systems.

         Iomega Corporation. Through a strategic relationship with Iomega, we build Iomega Zip drive products for Apple. Iomega designs, manufactures and markets disk drives that can be purchased as aftermarket products to be added to PCs and other electronic devices or as a built-in feature incorporated in PCs. Our FireWire Zip drives enjoy the same Windows and Macintosh operating system compatibility, ease of use and plug-n-play performance users expect from all of our integrated FireWire products. We own portions of the source code required for the operation of the Zip drive on the Macintosh operating system. Through a cross-licensing agreement with Iomega, we have the exclusive right to produce Zip drives for the PowerBook series of Macintosh computers.

         SanDisk. We also have a co-development agreement with SanDisk, a leading developer and marketer of flash memory storage products, including CompactFlash, MultiMediaCard and the SD Card. Under this arrangement, we jointly developed a FlashPath product to support the SanDisk MultiMediaCard. We funded the development costs and are entitled to revenues derived from the sale of our FlashPath for the MultiMediaCard. We pay SanDisk a royalty based on the portion of those revenues derived from sales other than to SanDisk.

         Sony. Under our co-development agreements with Sony, we have developed FlashPath products for use with the Sony Memory Stick. Sony reimburses us for a portion of our development expenses and pays us additional fees during the course of development. We are manufacturing, and Sony is marketing and distributing, these co-developed products.

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

Research and Development

         Our product research, design and development activities are conducted in our offices in Naples, Florida; Alpharetta, Georgia; Acton, Massachusetts; and Tokyo, Japan. Our research and development teams at all locations regularly collaborate and share data and research protocols in order to maximize innovation and development.

         Naples. Our Naples team is primarily responsible for our core research and development activities, including product conceptualization, software and firmware development, technical writing, printed circuit board layouts and mechanical engineering. Our Naples team has significant expertise with floppy disk drive interfaces, flash memory media interfaces, driver, user and utility software interfaces, firmware design, ASIC design and CD and DVD authoring. Our engineers and other research and development employees also develop design specifications based on customer requirements and supervise our quality assurance activities. This team consists of executive management, line management, engineers, developers and quality assurance personnel.

         Acton. Our Acton research and development team designs and develops FireWire, USB, notebook expansion bay and power products for Macintosh and Windows-based systems. This team has primary responsibility for Macintosh software integration, FireWire ASIC integration and ultra-compact industrial product design, prototyping and tooling design functions.

         Alpharetta. Our Alpharetta team focuses their research and development activities on product conceptualization relative to audio and video digital appliance hardware and software.

         Tokyo. Our Tokyo research and development team actively assists in the implementation of our product designs, with primary responsibility for applied engineering, production engineering and the supervision of our contract manufacturers. Our Tokyo team also plays a principal role in coordinating our development activities with the leading flash memory card manufacturers and refining the product requirements of our OEM customers. Other activities include the localization/translation of our products for the Japanese market and quality assurance.

         In addition, we contract a team of developers in Los Gatos, California, that designs and develops USB and FireWire drivers, applications and firmware support for our personal storage systems and connectivity products for the Macintosh platform.

         We have endeavored to develop and maintain close relationships with key suppliers of components and technologies in order to enable us to quickly introduce new products that incorporate the latest technological advances. As a result, the substantial resources of companies such as Apple, Hitachi, Iomega, LSI Logic, Mitsumi, NEC, Rohm, SanDisk, Sony, Toshiba and Yamaichi augment our internal research and development efforts.

Manufacturing and Sources of Supply

         We currently outsource our manufacturing and plan to continue to outsource manufacturing for the foreseeable future. This strategy allows us to focus on our core research, product design and development capabilities and to reduce the substantial capital investment required to manufacture our products. We believe that our use of experienced, high-volume manufacturers provides greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness and faster delivery of product than in-house manufacturing. In addition, we frequently seek the advice of our experienced manufacturers with respect to design changes that reduce manufacturing costs or lead times or increase the manufacturing yields and the quality of our finished products.

         Our digital connectivity products are currently manufactured in the Philippines and Japan at facilities operated by Yamaichi and Mitsumi. We currently outsource all of our personal storage system manufacturing to contract manufacturers located in Massachusetts, yet we maintain multiple global sourcing capabilities for circuit board assemblies. We design and own substantially all of our personal storage system tooling. Our personal storage system products are distributed from fulfillment centers, which are located in or near Massachusetts. Under our manufacturing arrangements, we receive fully assembled and tested products based upon our proprietary designs and specifications. We selected our manufacturers based upon their reputations for quality, their cost structures, their production capacities and their support of state-of-the-art manufacturing processes and systems. We continually seek additional manufacturing capacity and, in particular, at least two manufacturers for each of our products.

         To ensure that our products manufactured by others meet our standards, our production engineers generally work with our contract manufacturers throughout the production process. We establish product specifications, select the components to be used to produce our products, select the suppliers and negotiate the prices for most of these components. We also work with our contract manufacturers to improve process control and product design and conduct periodic, on-site inspections of our manufacturers. In addition, our production engineers conduct regular review meetings with our manufacturers to discuss sales forecasts and the procurement of long lead-time parts, production capacities and facilities.

Competition

         The markets for digital connectivity products, personal storage products and multimedia management and DVD and CD creation software are intensely competitive and characterized by rapidly changing technology and rapid changes in consumer preference. We believe that competition is likely to intensify as a result of increasing demand for digital appliances and USB-based and FireWire-based technology.

         We believe that the principal competitive factors affecting the market for digital connectivity products and personal storage systems include:

         /bullet/ Ease of use;

         /bullet/ Quality and reliability;

         /bullet/ Rate of throughput, or data transfer speed;

         /bullet/ Strength of distribution channels;

         /bullet/ Price; and

         /bullet/ The extent to which our products work with existing, and will work with future, digital appliances.

         We believe that our products compete successfully on most of these bases.

         There are no competitors known to us that offer a digital connectivity product for flash memory using a 3.5-inch floppy drive. However, we face competition from numerous providers of cable and other non-cable interfaces, including ports, USB and infrared interfaces, including Hagiwara, SanDisk and SCM Microsystems.

         We face competition from numerous providers of stand-alone FireWire and USB personal storage devices. These competing products are offered by a number of companies, including, ADS Technologies, Evergreen Technologies, EZQuest, FireWire Direct, iDrive, Imation, Iomega, LaCie, Maxtor, QPS, Seagate Technologies, Teac, Western Digital and Yano.

         We face competition from various providers of multimedia management software including ArcSoft, MGI, Roxio, and Sonic.

Intellectual Property

         We do not intend to license our proprietary FlashPath technology to flash memory card manufacturers, consumer product OEMs or other third parties in the future. We license technology that permits flash memory cards to be used with conventional audio cassette players to a company under a license agreement expiring in December 2002. We have granted certain USB and FireWire product manufacturers who are competitors a limited, non-exclusive license to include our USB and FireWire drivers in specific products for certain periods. In all cases, these versions of the USB and FireWire drivers are base level drivers, without the benefit of our complete feature set, which adds significant value to our products. We license our SafeBoot software product to a company in Europe under a one-year license agreement expiring in June 2001. The protection of our intellectual property rights is critical to our future success, and we rely in part on patent, trade secret, trademark, mask work and copyright law. We own 11 United States patents and approximately 60 foreign patents. We also have a number of pending patent applications in various countries. Our patents and patent applications cover various aspects of our technology.

         Although we believe that our patent rights, when considered in conjunction with our allowed patent applications and trade secret protection, should limit another party's ability to manufacture and sell competing data transfer products that use a floppy disk drive, we cannot guarantee that the steps we have taken to protect our technology will be successful. The patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, patents may not be issued under our current or future patent applications, and the patents issued under those patent applications could be invalidated, circumvented or challenged. It may also be particularly difficult to protect our products and intellectual property under the laws of some countries in which our products are or may be manufactured or sold.

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

         Our FlashPath trademark is registered in the United States and a variety of other countries in which we do business, and we will continue to evaluate the registration of additional trademarks as appropriate. We also claim copyright protection for some of our proprietary software and documentation. In addition, we generally enter into confidentiality and non-disclosure agreements with our employees and with key consultants, vendors and suppliers.

Employees

         As of December 31, 2000, we had 125 full-time employees working in the United States, Europe and Japan, including 48 employees engaged in research and development, 20 engaged in sales and marketing and 57 engaged in general and administrative activities, which includes certain executive officers, finance, operations, technical support and information systems personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Backlog

         Our backlog at December 31, 2000 was approximately $7.8 million compared to approximately $5.4 million at December 31, 1999. The increase in backlog of approximately $2.4 million resulted primarily from the acquisitions of VST and Impleo during 2000. A substantial portion of our backlog is typically scheduled for delivery within 60 days. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, we believe that backlog cannot be considered a meaningful indicator of future financial results.

Item 2.       Properties

         Our corporate headquarters and research and development offices, along with a portion of the distribution of our digital connectivity products, are located in Naples, Florida where we lease approximately 20,000 square feet of space. We lease approximately 22,300 square feet of space in Acton, Massachusetts to serve as the sales and distribution center of a major portion of our personal storage systems products. Our Japanese subsidiary leases approximately 5,000 square feet of office space in Tokyo, which serves as the sales and distribution center of a major portion of our digital connectivity products. Our UK subsidiary leases approximately 3,400 square feet of office space and 5,000 square feet of warehouse space in Wokingham, England, which serves as the sales and distribution center of our digital connectivity and personal storage products to the European market. We also lease approximately 1,400 square feet of space in Alpharetta, Georgia for a portion of our research and development efforts. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Item 3.       Legal Proceedings

         A complaint was filed on June 26, 2000 in the Central District Federal Court of the State of California by a party alleging our infringement of that party's patent. On November 20, 2000, we prevailed in removing the venue for such action from the State of California to the Middle District of Florida. We consider this claim to be wholly without merit. We intend to vigorously defend against this claim. See "Factors That May Affect Future Results of Operations-- Infringement claims by third parties could result in costly litigation and otherwise adversely impact our business."

Item 4.       Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters

         Our common stock is listed on the Nasdaq National Market under the symbol "SMDK." The following table sets forth the high and low closing sale prices per share of our common stock for the periods indicated:

                                                             High      Low
                                                             ----      ---
         Year ended December 31, 2000:
              Fourth Quarter..............................   $13.25   $ 2.19
              Third Quarter...............................   $37.00   $14.38
              Second Quarter..............................   $36.50   $16.38
              First Quarter...............................   $65.13   $24.13
         Year ended December 31, 1999:
              Fourth Quarter (beginning October 6, 1999)..   $55.19   $23.44

         As of February 28, 2001, there were approximately 183 holders of record of our common stock. However, the majority of shares are held by brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of stockholders represented by these record holders. We believe that the number of beneficial owners of our common stock is in excess of 1,000.

         We have never declared or paid any cash dividend on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our line of credit agreement prohibit the payment of dividends on our common stock.

         On October 6, 1999, we completed our initial public offering of 3,450,000 shares of common stock from which we realized net proceeds of approximately $39.1 million. These shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-82793), which the Securities and Exchange Commission declared effective on October 5, 1999.

         Through December 31, 2000, we used approximately $19.0 million of the net proceeds from the offering for the acquisitions of VST Technologies, Inc., Impleo Limited and the intellectual property of El Gato Software, LLC. In addition, we used $4.3 million to pay off VST's outstanding line of credit and $4.8 million for the purchase of equipment and funding of operations. The remaining $11.0 million has been invested in short-term, interest-bearing, investment grade securities.

Item 6.       Selected Financial Data

         The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of SmartDisk for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 have been derived from SmartDisk's audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the years ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from SmartDisk's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

                                                           Year Ended December 31,
                                        --------------------------------------------------------
                                          1996        1997        1998        1999       2000
                                        ---------   ---------   ---------   ---------  ---------
                                                   (in thousands, except per share amounts)
Revenues                                $     500   $     893   $  15,323   $  40,319  $  96,722
Cost of revenues                              367         301      12,600      24,820     74,039
Gross profit                                  133         592       2,723      15,499     22,683
Operating income (loss)                   (11,818)     (4,016)     (5,581)      1,763    (30,044)
Net income (loss)                          (9,470)     (3,964)     (5,503)        958    (24,238)
Earnings (loss) per share - basic(1)        (1.25)      (0.51)      (0.68)       0.09      (1.44)
Earnings (loss) per share - diluted(1)      (1.25)      (0.51)      (0.68)       0.07      (1.44)
Total assets                                  250       1,607      11,136      63,444    125,021
Long-term debt                                 93         645         648          --         --
Redeemable common stock                        --          --       9,992          --         --
Stockholders' equity (deficit)             (2,017)     (4,626)     (6,336)     49,787    100,315

- ------------
(1) Shares used in computing earnings (loss) per share reflect the retroactive adjustment of outstanding shares related to the mergers of SmartDiskette Limited and SmartDisk Security Corporation into SmartDisk, as well as the one for four reverse stock split completed in August 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties and other factors that could cause actual results to differ materially. Such risks and uncertainties are discussed under the caption "Forward-Looking Statements" in
Item 1 of this Form 10-K.

Results of Operations

General

         Prior to 1998, we were primarily a development stage company with limited revenues. We did not begin to recognize significant revenues from our digital connectivity products, specifically FlashPath, until mid-1998. During 2000, we acquired VST Technologies, or VST, and Impleo Limited, or Impleo, which provided us with a line of personal storage products and greater access to the European market. These transactions were accounted for using the purchase method of accounting. Accordingly, our consolidated financial statements include the results of operations from the respective dates of acquisition. Because of the development stage nature of our operations prior to mid-1998 and the acquisitions of VST and Impleo during 2000, we do not believe that period-to-period comparisons of our historical results are meaningful or predictive of future performance.

         Effective October 1, 2000, we adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission in December 1999. Our adoption of SAB No. 101, as amended, did not have a material effect on the results of operations during the year ended December 31, 2000.

Comparison of Years Ended December 31, 2000 and 1999

Revenues

         Our product revenues are recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. We defer recognition of revenue on shipments to certain distributors until the distributors have resold the products. We record a provision for estimated product returns at the time the related revenue is recognized on sales to certain resellers that have rights of return. Product revenues at our Japanese subsidiary are recognized upon acceptance by the customer. Total product revenues were approximately $94.3 million for the year ended December 31, 2000 compared to approximately $37.3 million for the year ended December 31, 1999. This increase was primarily attributable to sales of personal storage systems subsequent to the acquisition of VST in March 2000 and an increase in sales of our digital connectivity products.

         For the period from March 6, 2000, the date we acquired VST, through December 31, 2000, revenues from personal storage systems were approximately $49.8 million. Sales of personal storage systems declined in the fourth quarter of 2000, primarily attributable to a decrease in sales of our USB- and FireWire-based personal storage products for the Apple market resulting from the recent decrease in demand for that market. We plan to discontinue some lower margin or non-strategic personal storage products in 2001.

         Our product revenues from the sale of digital connectivity products increased from approximately $37.3 million for the year ended December 31, 1999 to approximately $44.5 million for year ended December 31, 2000. We are starting to see the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface, as consumers move toward devices with higher data transfer rates, such as our USB-based flash media readers. This is contributing to the slow growth in sales of our FlashPath products. We expect 2001 revenues from digital connectivity products to be flat or somewhat lower than 2000 revenues.

         Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. We earned the significant portion of our research and development revenues from a research and development agreement, which was completed during the quarter ended March 31, 2000. Our total revenues from research and development agreements were approximately $1.3 million for the year ended December 31, 2000 compared to approximately $2.6 million for the year ended December 31, 1999. We intend to enter into additional research and development agreements for the development of new technologies.

         Our license fees and royalty revenues primarily consist of fees earned from license agreements on our SafeBoot and FlashTrax intellectual property. Currently, these revenues represent less than two percent of our total revenues for the year ended December 31, 2000. We intend to enter into additional licensing agreements for our existing and future intellectual property.

Cost of Revenues

         Cost of revenues includes the purchased cost of product, packaging, storage, freight, scrap and inventory provisions, as well as royalties for some of our digital connectivity products and personal storage systems. Cost of revenues increased to approximately $74.0 million for the year ended December 31, 2000 compared to approximately $24.8 million for the year ended December 31, 1999. This increase in cost was due primarily to sales of personal storage systems subsequent to the acquisition of VST and an increase in sales of our digital connectivity products.

         For the period from March 6, 2000, the date we acquired VST, through December 31, 2000, cost of revenues from sales of personal storage products was approximately $43.6 million. This amount includes approximately $5.2 million of inventory writedowns in the fourth quarter arising from the recent decrease in demand for personal storage products.

         Our cost of revenues from the sales of digital connectivity products increased to approximately $30.1 million for the year ended December 31, 2000 compared to approximately

$24.8 million for the year ended December 31, 1999. This increase is primarily attributable to the increase in sales volume of our digital connectivity products. In addition, part of this increase was due to inventory writedowns of approximately $0.5 million associated with our Smarty smart card reader due to our discontinuance of that product line.

Gross Profit

         Our gross profit for the year ended December 31, 2000 increased to approximately $22.7 million or 23% of total revenue, compared to approximately $15.5 million or 38% of total revenue for the year ended December 31, 1999. This increase in the amount of gross profit is primarily attributable to sales of personal storage systems subsequent to the acquisition of VST in March 2000, which also contributed to the decrease in our gross margin percentage since the gross margin on personal storage products is typically less than on digital connectivity products. In addition, we recognized inventory writedowns primarily on our personal storage products during the fourth quarter of 2000, which reduced margins from approximately 29% to the reported 23%.

         For the period from March 6, 2000, the date we acquired VST, through December 31, 2000, gross profit from sales of personal storage systems was approximately $6.2 million or 12% of personal storage revenue. This amount includes inventory writedowns in the fourth quarter arising from the recent decrease in demand for personal storage products. Excluding the inventory writedowns, the margins on our personal storage products would have been approximately 23%. We expect margins on our personal storage products to approximate this percentage going forward. However, if we are able to shift a significant portion of the manufacturing of our personal storage products overseas, we expect margins for these products to improve.

         Our gross profit from sales of digital connectivity products for the year ended December 31, 2000 decreased to approximately $14.4 million or 32% of digital connectivity revenue, compared to approximately $15.5 million or 38% of digital connectivity revenue for the year ended December 31, 1999. This decrease was primarily attributable to inventory writedowns associated with our Smarty smart card reader due to our discontinuance of that product line. Because we expect original equipment manufacturers (OEMs) to continue to account for a large portion of our digital connectivity sales, we expect gross margins on those sales to remain relatively consistent with the current level.

Research and Development Expenses

         Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses increased to approximately $9.2 million, or 9% of total revenues, for the year ended December 31, 2000 compared to approximately $5.9 million, or 15% of total revenues, for the year ended December 31, 1999. This increase in expenditures was primarily attributable to the acquisition of VST, as well as hiring additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with our research and development contracts and the outsourcing of product development.

         Research and development expenses related to digital connectivity products were incurred to support the development of our USB Flash Media Reader, other products to transfer digital content from flash memory cards to non-PC technologies and enhanced versions of our FlashPath products. Research and development expenses related to our personal storage products were incurred for the development of our USB/FireWire combo hard disk drive for Windows, a bus powered FireWire CD-R/W and higher capacity thin FireWire hard disk drives. We believe that the continued introduction of new products with an emphasis on being first-to-market is important to our growth and will require increases in research and development expenditures. We expect that our research and development expenses will continue to increase as we invest in the development of software applications and new and refined digital connectivity and personal storage products to conveniently create, transfer, store, manage and use digital content.

Sales and Marketing Expenses

         Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States, Japan and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs. Sales and marketing expenses increased to approximately $6.6 million for the year ended December 31, 2000 compared to $1.6 million for the year ended December 31, 1999. The change from 1999 to 2000 was primarily attributable to the acquisition of VST and Impleo. With the acquisition of VST in March 2000 and the acquisition of Impleo in April 2000, we added a number of new products to our existing product lines, significantly increasing our total sales and marketing expenses. These added products require more catalog and magazine advertising than we have needed in the past due to our OEM relationships. We expect our sales and marketing expenses to increase in the future as we launch new products and broaden our distribution into more traditional consumer electronic and mass retail channels.

General and Administrative Expenses

         General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, technical support, human resources, legal and administrative functions, as well as leases, utilities, maintenance, insurance, professional services, legal and accounting fees, depreciation and amortization. General and administrative expenses increased to approximately $12.3 million for the year ended December 31, 2000 compared to approximately $6.3 million for the year ended December 31, 1999. This increase is primarily attributable to the acquisitions of VST and Impleo, as well as increases in depreciation and amortization, professional services, and legal and accounting fees. During the third and fourth quarters of 2000, we recognized non-recurring expenses of approximately $1.1 million for costs associated with a withdrawn secondary stock offering, employee severance and the forgiveness of a note receivable.

Amortization of Goodwill and Other Acquisition Related Intangible Assets

         As of December 31, 2000, our intangible assets primarily consisted of goodwill and separately identified intangible assets recognized in connection with our acquisitions completed in 2000, which were recorded under the purchase method of accounting. The separately identified intangible assets acquired consist of non-compete agreements, distribution channels, trade names, patents and workforce in place. These intangible assets have lives ranging from one to five years from the date of acquisition. Purchase price not allocated to separately identified intangible assets was allocated to goodwill. Goodwill is amortized over a five-year life from the date of acquisition. For the year ended December 31, 2000, amortization of goodwill and other acquisition related intangible assets totaled approximately $24.7 million.

Interest and Other Income

         Interest and other income increased to approximately $1.5 million for the year ended December 31, 2000 compared to approximately $0.5 million for the year ended December 31, 1999. The primary components of interest and other income are interest earned on cash, cash equivalents and short-term investments, gains or losses on the disposal of property and equipment and gains or losses on foreign exchange. The most significant component of these items, for the year ended December 31, 2000, was interest earned on cash, cash equivalents, and short-term investments, which was approximately $1.4 million compared to approximately $0.6 million for the year ended December 31, 1999. This increase in interest income is due to a full year of interest earned on the proceeds from our initial public offering, or IPO, in October 1999, less net proceeds primarily used for acquisitions.

Interest Expense

         Interest expense is incurred on the bank line of credit in Japan and the United Kingdom. We also incurred interest expense on VST's line of credit until it was paid in full on March 31, 2000. Interest expense for the year ended December 31, 2000 remained consistent at approximately $0.1 million compared to the year ended December 31, 1999.

Income Tax Expense (Benefit)

         We are subject to tax in the United States, Japan, Switzerland and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended December 31, 2000, income tax benefit totaled approximately $4.1 million. This amount consisted of income tax benefits of approximately $5.5 million primarily resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions partially offset by approximately $1.4 million of expense. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, we have a net deferred tax liability of approximately $8.3 million. Based on our limited operating history and the cumulative losses from the most recent three years, a valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of December 31, 2000 we had a net operating loss carry forward of approximately $3.5 million for U.S. federal income tax purposes and approximately $1.5 million for United Kingdom income tax purposes.

Comparison of Years Ended December 31, 1999 and 1998

Revenues

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

         Fiscal year 1999 was the first year that we had revenues from our research and development efforts. During 1999, we entered into agreements with a technology company for the development of new products. Upon acceptance of the products by the customer in the fourth quarter of 1999, we recognized approximately $2.6 million in revenue.

         Our license fee and royalty revenue from the sale of our SafeBoot product increased to $470,000 for the year ended December 31, 1999 as compared to $284,000 for the year ended December 31, 1998.

Cost of Revenues

         Cost of revenues increased to approximately $24.8 million for the year ended December 31, 1999 compared to approximately $12.6 million for the year ended December 31, 1998. These increases in cost were due primarily to the increase in sales of our FlashPath product.

Gross Profit

         Our gross profit for the year ended December 31, 1999 increased to approximately $15.5 million or 38% of total revenue, compared to approximately $2.7 million or 18% of revenue for the year ended December 31, 1998. The increase in our gross profit and gross profit as a percentage of revenues was primarily the result of revenue growth and improved margins on our FlashPath product. The improved FlashPath product margins achieved in 1999 were related to our efforts to reduce our cost per unit and a favorable mix associated with higher shipments to customers other than our largest OEMs. Another contributor to our improved gross profit in 1999 was our research and development revenue. Without the research and development revenue, our gross profit would have been approximately 35% of total revenue.

Research and Development Expenses

         Our research and development expenses increased to approximately $5.9 million for the year ended December 31, 1999 compared to approximately $2.1 million for the year ended December 31, 1998. The increase was attributable to the hiring of additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with a research and development contract and the outsourcing of product development.

         All of these expenses were to support our development of enhanced versions of our FlashPath for SmartMedia product, as well as our development of FlashPath products designed to work with the Sony Memory Stick and the SanDisk MultiMediaCard.

Sales and Marketing Expenses

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

General and Administrative Expenses

         General and administrative expenses increased to approximately $6.3 million in the year ended December 31, 1999 compared to approximately $4.6 million in 1998. The increase in expenses was primarily due to increases in professional services, legal fees and personnel related costs including salaries, bonuses and relocation expenses.

Interest and Other Income/Interest Expense

         The significant component of interest and other income was interest earned on the proceeds from our IPO in October 1999. The average outstanding balance on the line of credit in Japan remained consistent between 1999 and 1998, therefore, interest expense remained consistent between years.

Income Tax Expense (Benefit)

         For the year ended December 31, 1999, we provided for Japanese withholding tax of approximately $0.6 million on royalty income from Japan. We also provided for Japanese income tax of approximately $0.8 million due to income earned in Japan.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to approximately $12.8 million at December 31, 2000 from approximately $19.1 million at December 31, 1999. The decrease resulted primarily from approximately $6.4 million and $0.4 million used in financing activities and investing activities, respectively, offset in part by approximately $1.0 million provided by operating activities. In addition to cash and cash equivalents, we have approximately $6.0 million in short-term investments and approximately $1.7 million in restricted cash of which a portion was used as collateral for our line of credit in Japan.

         Net cash provided by operating activities was approximately $1.0 million for the year ended December 31, 2000 compared to cash used in operations of approximately $0.2 million and $6.0 million for the years ended December 31, 1999 and 1998. Net cash provided by operating activities during 2000 reflected a net loss of approximately $24.2 million offset by approximately $27.3 million in depreciation and amortization along with approximately $10.9 million in provisions for uncollectible accounts, sales returns and other credits and inventory obsolescence. In addition, there were decreases in notes receivable of approximately $6.3 million and an increase in deferred research and development contract revenue of approximately $0.4 million. These amounts were partially offset by increases in accounts receivable of approximately $1.1 million, inventory of approximately $7.4 million, prepaid and other current assets of approximately $1.6 million and decreases in accounts payable of approximately $3.4 million, income taxes payable of approximately $1.7 million and deferred income taxes of approximately $4.4 million.

         Net cash used in investing activities was approximately $0.4 million for the year ended December 31, 2000 compared to approximately $30.2 million and $2.1 million for the years ended December 31, 1999 and 1998. The most significant use of cash in 2000 was approximately $19.0 million in connection with the acquisitions of VST, Impleo, and substantially all of the intellectual property of El Gato. This amount was offset by proceeds from the sale of short-term investments, net of purchases, of approximately $20.7 million. Cash was also used for capital expenditures of approximately $1.5 million, primarily for the acquisition of development and production equipment, net of disposals.

         Net cash used in financing activities was approximately $6.4 million for the year ended December 31, 2000 compared to cash provided by financing activities of approximately $46.6 and $10.4 million for the years ended December 31, 1999 and 1998. This was attributable to approximately $2.9 million in net repayments under our line of credit with a Japanese bank and approximately $4.3 million used to repay the outstanding balance under VST's line of credit, which was terminated. These amounts were partially offset by proceeds from the exercise of stock options and employee share purchases.

         During 1998 and 1999, we financed our operations and repaid loans outstanding through short-term borrowings and the sale of equity securities in private placements with several strategic investors. The main contributor to the cash provided in 1999 was the net proceeds of approximately $39.1 million from the sale of 3,450,000 shares of common stock in our IPO in October 1999. During 2000, we financed our operations, acquisitions and repaid loans outstanding with a portion of the proceeds from our IPO.

         We maintain a line of credit in the United States under which we may borrow up to $10.0 million subject to a borrowing base agreement, which includes not more than 80% of specified accounts receivable. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by substantially all of our assets. As of December 31, 2000, we had not borrowed against this line of credit. This line of credit expires in April 2001, at which time we plan to renew it.

         As of December 31, 2000, our Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $2.6 million, which was secured by accounts receivable of specified trade customers and a time deposit. The outstanding balance under the line of credit was approximately $1.7 million as of December 31, 2000 compared to approximately $2.0 million at December 31, 1999. This line of credit was renewed in January 2001. The maximum borrowing capacity was decreased to approximately $1.3 million. The line of credit is secured by accounts receivable of specified trade customers and a time deposit and expires in February 2002. The interest rate on borrowings under the credit facility is 1.5% per year.

         Our Japanese subsidiary also discounts certain short-term promissory notes received from certain trade customers with a bank in Japan. The subsidiary had no outstanding borrowings collateralized by promissory notes as of December 31, 2000. At December 31, 1999, the subsidiary had approximately $2.9 million of bank borrowings collateralized by promissory notes.

         As of December 31, 2000, our UK subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.7 million. The credit facility expires in April 2001. The interest rate on borrowings under the credit facility is 5.5% per year. The outstanding balance under the line of credit as of December 31, 2000 was approximately $0.2 million.

         We believe our cash and cash equivalents, short-term investments, credit facility and the remaining net proceeds of our IPO, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than currently planned, to develop and market new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

Factors That May Affect Future Results of Operations

         Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See "Forward-Looking Statements."

We have incurred net losses and cannot guarantee that we will be profitable in the future.

         Except for the third and fourth quarters of 1999, we have incurred net losses on a quarterly basis since inception. We had net income of approximately $1.0 million during 1999. We had a net loss of approximately $24.2 million during 2000, primarily as a result of $19.2 million in amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, net of tax. In addition, as of December 31, 2000, we had an accumulated deficit of approximately $46.0 million. In light of our loss history and the amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, we cannot assure you that we will be profitable in the future.

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

         Our current FlashPath products only work in conjunction with the standard 3.5-inch floppy disk drive. While the 3.5-inch floppy disk drive is found today in most PCs, a number of newer PC models, such as the Apple iMac and the Apple G4 desktop, do not have this device and new industry standards may emerge that render the 3.5-inch floppy disk drive obsolete. Advances in input devices such as CD-ROM and removable data storage disk drives, such as Zip drives, are reducing the need for the 3.5-inch floppy diskette, which is contributing to the slow growth in sales of our FlashPath products. In the future, we will have to rely on our other products and develop new products that use a different interface between personal computers and digital appliances.

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

         We embed conversion ASICs and integrated software drivers in the hard disk drives and Zip drives we obtain from our suppliers, which enables our FireWire-based personal storage systems to be used with FireWire-equipped computers. We license this technology and the firmware from LSI Logic. If our suppliers were to develop a native FireWire solution that does not require the conversion ASICs and drivers embedded in our products, then we may not be able to sell sufficient quantities of our FireWire personal storage systems to support our business.

Most of our revenues are derived from only a few major products and our business will be seriously harmed if demand for those products declines.

         To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage systems will continue to represent the most substantial portion of our revenues through at least 2001. A decline in the price of or demand for these products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business. During 2000, we derived approximately 43% of our product revenues from the sale of FlashPath, 18% from the sale of our USB-based personal storage systems, and 10% from the sale of our FireWire-based personal storage systems.

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

         We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance and functionality requirements of flash memory card, PC and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with flash memory card manufacturers, such as Sony, SanDisk and Toshiba, PC manufacturers, such as Apple, and consumer product OEMs, such as Olympus and FujiFilm. For example, through our co-development efforts with Sony, we developed our FlashPath for the Sony Memory Stick and introduced a follow-on FlashPath product for new models of Sony's Mavica digital still camera a few months later. If we cannot maintain our relationship with these manufacturers then we may not be able to continue to develop products that are compatible with their flash memory cards, PCs and digital appliances. However, collaboration is more difficult because many of these companies are located overseas. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products. For example, we depend on our relationship with Iomega Corporation in order to produce our Zip drive products for Apple notebook computers. If we cannot maintain our relationship with Iomega, or if Iomega wishes to produce these products internally, then our current market for these products will deteriorate.

We may not be able to sustain our relationship with Apple Computer, which would greatly hinder our ability to timely develop products, which are compatible with Macintosh operating systems.

         Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to timely develop and engineer many of our current products, including our current FireWire and USB storage systems. As a result of this collaborative relationship, we have received a substantial portion of our historical revenues from direct sales to Apple and Apple users. Moreover, we anticipate that a significant portion of our product revenues will continue to be derived from sales of our Apple compatible products in the near future. If Apple were to terminate our status as an Apple developer or if there were a material deterioration of our relationship, we would not be able to timely develop new technologies that are compatible with Apple's product road maps and this would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or may be configured and ordered along with a Macintosh computer. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

A continued decline in the demand for Apple products would further reduce the market for many of our products.

         Our continued growth depends to a large extent on both our strategic relationship with Apple and demand for Apple products. This dependence is due primarily to the fact that, to date, Apple has been the principal PC manufacturer using the FireWire interface technology on which many of our products are based. The recent decline in demand for Apple products has contributed to the slow growth in sales of our personal storage products in the second half of 2000. If the decline in the demand for Apple products continues or if Apple suffers a material change in its business, the market for many of our products would be further negatively impacted.

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

         Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. If our future operating results materially fluctuate or are below the expectations of stock market analysts, our stock price would likely decline. Future fluctuations may result from a variety of factors including the following:

         /bullet/ The timing and amount of orders we receive from our customers, which may be tied to seasonal demand for the consumer products manufactured and sold by OEMs;

         /bullet/ Cancellations or delays of customer product orders, or the loss of a significant customer;

         /bullet/ Reductions in consumer demand for our customers' products in general, such as Apple products, or for our products in particular, such as FlashPath;

         /bullet/ The timing and amount of research and development expenditures;

         /bullet/ The availability of manufacturing capacity necessary to make our products;

         /bullet/ General business conditions in the United States, Japan and Europe, as well as general economic and political conditions;

         /bullet/ Any new product introductions, or delays in product introductions, by us or our competitors;

         /bullet/ Increased costs charged by our suppliers or changes in the delivery of products to us;

         /bullet/ Increased competition or reductions in the average selling prices that we are able to charge;

         /bullet/ Fluctuations in the value of foreign currencies, particularly the Japanese yen and British Pound, against the U.S. dollar; and

         /bullet/ Changes in our product mix as well as possible seasonal demand for our products.

         As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

         The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to February 28, 2001, the reported last sale price for our common stock ranged from $2.19 to $65.13 per share. On February 28, 2001, the reported last sale price of our common stock was $3.88 per share.

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

         From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation that could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received communications alleging that our FlashPath products infringed a third party's patent rights. We have met with this third party, a non-public limited liability company, to gain a better understanding of its claim and attempted to resolve the dispute through mediation. Such mediation did not yield a resolution to the dispute and such party subsequently filed a complaint in the Central District Federal Court of the State of California (See
Part I, Item 3. "Legal Proceedings"). While we believe that we do not infringe upon this third party's patent and that such claim is wholly without merit, we cannot guarantee that the effects or outcome of this litigation will be favorable to SmartDisk. We also received correspondence alleging that our SafeBoot product violated another third party's intellectual property rights. We discussed this correspondence with counsel and concluded that our product does not infringe upon the third party's rights. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

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

         Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, FujiFilm, Ingram Micro, Olympus or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results, and will continue to result, in sales to only a limited number of customers. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During 2000, Ingram Micro, Sony and Apple accounted for approximately 18%, 15% and 10% of our revenues and our top five customers collectively accounted for approximately 56% of our revenues. Furthermore, we expect to continue to depend on sales of our products to relatively few customers, which will continue to account for a significant portion of our net revenues, for the foreseeable future.

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

         We depend upon our OEM customers to market certain of our products and we do not have significant experience and resources devoted to independent marketing efforts. Failure of the OEMs' products to achieve market acceptance, the failure of the OEMs to bundle our products with theirs, or any other event causing a decline in our sales to the OEMs could seriously harm our business. Even if consumers buy OEMs' products, their ultimate decision to buy our products depends on OEM packaging, distribution and sales efforts, which may not be sufficient to maintain or increase sales of our products. If we cannot achieve or maintain a sufficient consumer acceptance rate of our products concurrent with their purchases of OEM products, our future sales to OEM customers will be adversely affected.

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

         We have formed strategic relationships with a number of significant industry participants, including Apple, FujiFilm, Hitachi, Iomega, Olympus, Rohm, SanDisk, Sony, Toshiba and Yamaichi. We depend upon these corporations to provide technical assistance and perform key manufacturing, marketing, distribution and other functions. For example, Yamaichi is currently one of two manufacturers of our FlashPath products, Toshiba and Apple provide technological assistance in the development of our products, and Olympus and FujiFilm market our products. We expect that these and similar types of relationships will be critical to our growth because our business model calls for the continued outsourcing of many key operational functions and we do not currently have the resources to perform these functions ourselves.

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

         Approximately 37% of our revenues for 2000 were attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenues for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries' accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders' investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in 2000, resulting in a foreign currency gain of approximately $348,000 and a foreign currency translation adjustment to reduce equity for approximately $447,000. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

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

         Many of our products are manufactured overseas and a significant portion of our revenues is derived from overseas sales. Approximately 43% of our revenues during 2000 were derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

         /bullet/ Difficulties in monitoring production;

         /bullet/ Transportation delays and interruptions;

         /bullet/ Unexpected changes in regulatory requirements;

         /bullet/ Currency exchange risks;

         /bullet/ Tariffs and other trade barriers, including import and export restrictions;

         /bullet/ Difficulties in staffing and managing disparate branch operations;

         /bullet/ Political or economic instability;

         /bullet/ Compliance with foreign laws;

         /bullet/ Difficulties in protecting intellectual property rights in foreign countries;

         /bullet/ Exchange controls; and

         /bullet/ Potential adverse tax consequences, including with respect to repatriation of earnings.

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

         Rohm is our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products. In our FlashPath products, the specific function of these integrated circuits is the conversion of digital and analog data. In addition, Iomega is a sole source supplier of Zip drives, and LSI Logic is our primary supplier of ASICs for our FireWire products. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as 12 months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

Our current and potential competitors have significantly greater resources than we do, and increased competition could harm sales of our products.

         Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, some of our competitors may be able to respond more quickly to new or emerging technologies or standards or to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share. Any of these factors could have a material adverse effect on our business and operating results.

Our business may suffer if we are unable to manage our growth.

         Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenues increasing from approximately $15.3 million in 1998 to approximately $96.7 million in 2000. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 125 as of December 31, 2000. We expect to continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

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

         We continually evaluate potential acquisitions of complementary businesses, products and technologies. We acquired VST in March 2000 and Impleo in April 2000. We may not realize the desired benefits of these transactions or of future transactions. In order to successfully integrate acquired companies we must, among other things:

         /bullet/ Continue to attract and retain key management and other personnel;

         /bullet/ Integrate the acquired products from both an engineering and sales and marketing prospective;

         /bullet/ Establish a common corporate culture; and

         /bullet/ Integrate geographically distant facilities, systems and employees.

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

         Our acquisitions of VST and Impleo were dilutive and we expect that our earnings per share will remain negative for the foreseeable future as a result of these acquisitions. We may incur additional charges in the future resulting from redundancies in product lines, customer lists and sales channels associated with these acquisitions. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds and notes and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our investment portfolio includes marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

         The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk and weighted-average interest rates as of December 31, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                                    Aggregate        Average
                                                   Fair Value     Interest Rate
                                                   ----------     -------------
Included in cash and cash equivalents (0-3 months)   $  4,952           6.38%
Included in short-term investments (3-9 months)         6,001           6.57%

         We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

         Foreign Exchange Risk. We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2000, resulting in a realized foreign currency gain of approximately $348,000. In addition, during 2000 such fluctuations resulted in an unrealized foreign currency translation loss of approximately $447,000, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

         While most of the transactions of our U.S., Japanese and European operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income.

         Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, a decrease in the Japanese yen to U.S. dollar rate of 10 percent would have resulted in a decrease in revenues of approximately $3.0 million and a decrease in the net loss before income tax of approximately $0.3 million. A 10 percent adverse change in the British pound against the U.S. dollar would not have a material effect on net loss before income taxes.

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

         Intangible Asset Risk. We have a substantial amount of intangible assets. Although at December 31, 2000 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 8.       Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 30, 2001.

Item 11.      Executive Compensation

     The information regarding executive compensation required by Item 11 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 30, 2001.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

     The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 30, 2001.

Item 13.      Certain Relationships and Related Transactions

     The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference from the information set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 30, 2001.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements

     The following consolidated financial statements of SmartDisk
Corporation are filed as a part of this report:

                                                                            Page
                                                                            ----
     Report of Independent Certified Public Accountants......................50

     Consolidated Financial Statements:
         Balance Sheets as of December 31, 1999 and 2000.....................51
         Statements of Operations
           for the years ended December 31, 1998, 1999 and 2000..............52
         Statements of Cash Flows
           for the years ended December 31, 1998, 1999 and 2000..............53
         Statements of Stockholders' Equity (Deficit)
           for the years ended December 31, 1998, 1999 and 2000..............54
         Notes to Consolidated Financial Statements..........................56
         Selected Quarterly Financial Data (Unaudited).......................77

(a) 2.  Financial Statement Schedules

     The following financial statement schedule of the Company for each of the years ended December 31, 1998, 1999 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                                            Page
                                                                            ----
Schedule II--Valuation and Qualifying Accounts...............................78

     All other schedules are omitted since they are either not required, not applicable or the required information is shown in the consolidated financial statement or notes thereto.

(a) 3.  Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number         Description
- -------        -----------
2.1            Agreement and Plan of Merger among SmartDisk, VST Acquisition
               Corp., Inc., VST Technologies, Inc. and certain stockholders of
               VST Technologies, Inc. (2.0) (2)
3.1            Certificate of Incorporation (3.1) (1)
3.2            Bylaws (3.2) (1)
10.1           1998 Employee Stock Option Plan (10.1) (1) *
10.2           1998 Directors and Consultants Stock Option Plan (10.2) (1) *
10.3           1999 Incentive Compensation Plan (10.3) (5) *
10.4           1999 Employee Stock Option Plan (10.4) (1) *
10.5           Employment Agreement with Michael S. Battaglia (10.5) (4)
10.6           Employment Agreement with Robert Protheroe (10.6) (1)
10.7           Employment Agreement with Quresh Sachee (10.7) (4)
10.8           Employment Agreement with Vincent Fedele (10.8) (6)
10.9           Employment Agreement with James M. Giarrusso (10.9) (6)
10.10          License Agreement dated May 26, 1998 between Toshiba Corporation and SmartDisk, as amended (10.8) (1)
10.11          Operating Agreement dated May 28, 1998 between Fischer
               International System Corporation and SmartDisk, as amended (10.9)
               (1)
10.12          License and Distribution Agreement dated May 28, 1998 between
               SmartDisk and Fischer International Systems Corporation (10.10)
               (1)
10.13          Distribution Agreement dated May 28, 1998 between Fischer
               International Systems Corporation (10.11) (1)
10.14          Investors' Rights Agreement dated May 22, 1998 among SmartDisk and each of the investors a party thereto (10.12) (1)
10.15          Amendment Number One to Investors' Rights Agreement dated July
               1999 among SmartDisk and each of the investors a party thereto
               (10.13) (3)
10.16          Management Registration Rights Agreement dated March 6, 2000 among SmartDisk and certain former stockholders of VST
               Technologies, Inc. (10.16) (6)
10.17          Non-Management Registration Rights Agreement dated March 6, 2000 among SmartDisk and certain former stockholders of VST
               Technologies, Inc. (10.17) (6)
10.18          Lease Agreement dated October 4, 1993 between Arnold Industrial
               Park and SmartDisk, by assignment (10.13) (1)
10.19          Development and License Agreement dated June 30, 1999 between
               SmartDisk and Sony Corporation
10.20          Development and License Agreement dated December 1, 1999 between
               SmartDisk and Sony Corporation (10.16) (3)
10.21          Cooperative Development Agreement dated June 30, 1999 between
               SmartDisk and SanDisk Corporation (10.15) (1) +

Exhibit
Number         Description
- -------        -----------
10.22          Form of Indemnification between the Registrant and each of its directors and executive officers (10.16) (1)
10.23          Joint Venture Agreement dated as of February 24, 1998 by and among Phoenix House Investments, L.L.C., Toshiba Corporation and
               SmartDisk (10.17) (1)
10.24          Amendment No. 2 to License Agreement dated April 1, 1999 between
               Toshiba Corporation and SmartDisk (10.20) (4)
10.25          Agreement for the exchange of the whole of the issued share capital of Impleo Limited dated April 28, 2000 among SmartDisk and the stockholders of Impleo Limited (10.25) (5)
10.26          Lease Agreement dated July 2, 1996 between SmartDisk Personal
               Storage Systems Corporation and Nagog Development Company, as amended.
21.1           Subsidiaries of SmartDisk
23.1           Consent of Ernst & Young LLP

- ------------
(1) Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk's registration statement on Form S-1 (Registration No. 333-82793).

(2) Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk's Current Report on Form 8-K on March 21, 2000 (File No. 000-27257).

(3) Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-27257).

(4) Incorporated by reference to the exhibit in the preceding parentheses as filed with Amendment No. 1 to SmartDisk's Annual Report on Form 10-K/A for the year ended December 31, 1999 (File No. 000-27257).

(5) Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27257).

(6) Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk's registration statement on Form S-3 (Registration No. 333-48466).

*   Management Compensation Plan or Arrangement.

+ Certain information in these exhibits has been omitted pursuant to a request for confidential treatment filed with the SEC.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the fourth quarter of our fiscal year ended December 31, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SmartDisk Corporation:

         We have audited the accompanying consolidated balance sheets of SmartDisk Corporation as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartDisk Corporation at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP


Miami, Florida
February 13, 2001

                              SMARTDISK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                              ------------------------
                                                                                1999            2000
                                                                              ---------      ---------
                                                                                   (in thousands,
                                                                                  except par value)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  19,080      $  12,833
   Restricted cash                                                                1,050          1,671
   Short-term investments                                                        26,640          6,001
   Accounts receivable, net                                                       3,866          7,176
   Notes receivable                                                               6,302             28
   Inventories                                                                    1,474         15,378
   Other current assets                                                           1,353          3,262
                                                                              ---------      ---------
                  Total current assets                                           59,765         46,349
Property and equipment, net                                                       2,624          3,265
Goodwill, net                                                                        56         52,110
Other intangible assets, net                                                        827         22,988
Deposits and other assets                                                           172            309
                                                                              ---------      ---------
TOTAL ASSETS                                                                  $  63,444      $ 125,021
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   5,330      $   9,125
   Bank line of credit and discounted notes                                       4,895          1,907
   Income taxes payable                                                           1,110            878
   Deferred revenue                                                                 308            725
   Other accrued liabilities                                                      2,015          3,577
                                                                              ---------      ---------
                  Total current liabilities                                      13,658         16,212
Deferred tax liabilities                                                             --          8,494
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000 shares authorized; none issued            --             --
   Common stock, $.001 par value; 60,000 shares authorized; 16,072 issued and 15,991 outstanding at December 31, 1999; 17,596 issued and
     17,509 outstanding at December 31, 2000                                         16             18
   Capital in excess of par value                                                71,246        146,388
   Treasury  stock, 81 shares at  December 31, 1999 and 87 shares at
     December 31, 2000, at cost                                                     (58)           (89)
   Accumulated other comprehensive income                                           712            315
   Notes receivable from officers/employees                                        (387)          (336)
   Accumulated deficit                                                          (21,743)       (45,981)
                                                                              ---------      ---------
                  Total stockholders' equity                                     49,786        100,315
                                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  63,444      $ 125,021
                                                                              =========      =========

See notes to consolidated financial statements.

                              SMARTDISK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                                  ------------------------------------
                                                   1998           1999          2000
                                                  --------      --------      --------
                                                (in thousands, except per share amounts)
REVENUES
     Net product sales                            $ 15,038      $ 37,262      $ 94,318
     Research and development                           --         2,587         1,349
     License fees and royalties                        284           470         1,055
                                                  --------      --------      --------
         Total revenues                             15,322        40,319        96,722

COST OF REVENUES                                    12,600        24,820        74,039
                                                  --------      --------      --------

GROSS PROFIT                                         2,722        15,499        22,683

OPERATING EXPENSES
     Research and development                        2,107         5,869         9,174
     Sales and marketing                             1,566         1,608         6,568
     General and administrative                      4,631         6,259        12,294
     Amortization of goodwill and other
        acquisition related intangible assets           --            --        24,691
                                                  --------      --------      --------
         Total operating expenses                    8,304        13,736        52,727
                                                  --------      --------      --------

OPERATING INCOME (LOSS)                             (5,582)        1,763       (30,044)
Gain (loss) on foreign exchange                        (47)           30           348
Interest and other income                               76           586         1,473
Interest expense                                       (52)          (54)         (112)
                                                  --------      --------      --------

Net income (loss) before income taxes               (5,605)        2,325       (28,335)

Income tax expense (benefit)                          (102)        1,367        (4,097)
                                                  --------      --------      --------

NET INCOME (LOSS)                                 $ (5,503)     $    958      $(24,238)
                                                  ========      ========      ========

Earnings (loss) per share - basic                 $  (0.68)     $   0.09      $  (1.44)

Earnings (loss) per share - diluted               $  (0.68)     $   0.07      $  (1.44)

Weighted average shares used to calculate
     earnings (loss) per share amounts
         Basic                                       8,040        10,725        16,861
         Diluted                                     8,040        13,349        16,861

See notes to consolidated financial statements.

                              SMARTDISK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                    ------------------------------------
                                                                      1998          1999          2000
                                                                    --------      --------      --------
                                                                               (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                $ (5,503)     $    958      $(24,238)
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
       Depreciation of property and equipment                            614         1,478         2,183
       Amortization of goodwill and other intangible assets              411           552        25,122
       Provision for uncollectible accounts                               26            93           492
       Provision for sales returns and other credits                      --            --         2,439
       Provision for inventory obsolescence                               --            87         7,964
       Employee stock option expense                                      --            76            --
       Foreign currency gain                                             (31)          (30)         (348)
       Deferred income tax benefit                                      (102)         (389)       (4,360)
       Forgiveness of note receivable                                     --            --           180
       Loss on disposals of property and equipment                        --            --           265
       Loss on sale of short-term investments                             --            --            20
       Changes in assets and liabilities:
         Accounts receivable                                          (2,222)       (1,763)       (1,085)
         Notes receivable                                             (1,382)       (4,921)        6,274
         Inventories                                                  (1,395)          128        (7,383)
         Other current assets                                           (240)         (918)       (1,626)
         Deposits and other assets                                      (177)           94          (137)
         Accounts payable                                              3,452         1,623        (3,419)
         Income taxes payable                                             --            --        (1,697)
         Deferred research and development contract revenue               --           308           417
         Other accrued liabilities and income taxes payable              588         2,432           (79)
                                                                    --------      --------      --------
Net cash (used in) provided by operating activities                   (5,961)         (192)          984

Cash flows from investing activities:

   Purchases of property and equipment                                (1,020)       (3,057)       (1,770)
   Proceeds from disposals of property and equipment                      --            --           250
   Cash paid for acquisitions, net of cash acquired                       --            --       (18,998)
   Purchases of short-term investments                                    --       (36,708)       (9,117)
   Sales and maturities of short-term investments                         --         9,995        29,818
   Purchase of intangible assets                                          --          (405)           --
   Increase in restricted cash                                        (1,050)           --          (621)
                                                                    --------      --------      --------
Net cash used in investing activities                                 (2,070)      (30,175)         (438)

Cash flows from financing activities:

   Proceeds from issuance of exchangeable note                         5,000            --            --
   Net borrowings (repayments) under line of credit                    2,248         2,647        (7,232)
   Net proceeds (repayment) of stockholder loan                       (3,955)           --            --
   Net proceeds (repayment) of loan from related parties              (1,045)           --            --
   Proceeds from sale of redeemable common stock                       4,950            --            --
   Net proceeds from issuance of common stock                          3,260        43,821            --
   Proceeds from exercise of stock options                                --            --           263
   Proceeds from stock issued under ESPP                                  --            --           473
   Proceeds from sale of stock by SDL                                     --            65            --
   Collections on notes receivable from officers/employees                --            30            51
   Purchase of treasury stock                                            (58)           (1)           --
                                                                    --------      --------      --------
Net cash provided by (used in) financing activities                   10,400        46,562        (6,445)
Effect of exchange rate fluctuations on cash                             221           (35)         (348)
                                                                    --------      --------      --------
Increase (decrease) in cash and cash equivalents                       2,590        16,160        (6,247)
Cash and cash equivalents at beginning of period                         330         2,920        19,080
                                                                    --------      --------      --------
Cash and cash equivalents at end of period                          $  2,920      $ 19,080      $ 12,833
                                                                    ========      ========      ========
Supplemental cash flow disclosures:
   Issuance of common stock for business combinations               $     --      $     --      $ 72,958
   Conversion of stockholder loan to capital                              --           648            --
   Exchange of note payable plus accrued interest
       for redeemable common stock                                     5,042            --            --
   Notes receivable obtained for stock option exercise                   417            --           210
   Forgiveness of note receivable                                         --            --           210
   Issuance of common stock for intellectual property                    900           300         1,240

See notes to consolidated financial statements.

                              SMARTDISK CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                        Common Stock           Capital in
                                                 ---------------------------   Excess of    Comprehensive   Accumulated
                                                   Shares        Amount        Par Value    Income (Loss)     Deficit
                                                 ----------      ------        ----------   -------------   ------------
                                                                                                          (in thousands)
    Balance at December 31, 1997                      7,748        $   8       $  12,375                      $(17,198)
    Comprehensive loss:
       Net loss                                                                                $ (5,503)        (5,503)
       Foreign currency translation                                                                 290
                                                                                            ---------------
           Comprehensive loss                                                                  $ (5,213)
                                                                                            ===============
    Issuance of common stock in private placement       666                        3,164
    Common stock issued for trademarks                  150
    Common stock issued under stock option plans        700            1             512
    Acquisition of SDL minority interest                 33                          300
    Repurchase of common stock
                                                 ----------        -----       ---------                    ------------
    Balance at December 31, 1998                      9,297            9          16,351                       (22,701)
    Comprehensive income:
       Net income                                                                              $    958            958
       Foreign currency translation adjustments                                                     277
       Unrealized loss on short-term investments                                                    (44)
                                                                                            ---------------
           Comprehensive income                                                                 $ 1,191
                                                                                            ===============
    Issuance of common stock in public offering, net  3,453            3          39,170
    Conversion of redeemable common stock             2,487            3           9,990
    Issuance of common stock in private placements      650            1           4,299
    Issuance of common stock under stock option plans    48                          252
    Issuance of common stock under employee
      stock purchase plan                                15                          171
    Issuance of common stock for license                 37                          300
    Conversion of stockholder loan into SDL shares       76                          648
    Issuance of shares by SDL                             9                           65
    Collection on notes receivable from
      officers/employees
    Repurchase of common stock
                                                 ----------        -----        --------                    ------------
    Balance at December 31, 1999                     16,072           16          71,246                       (21,743)
    Comprehensive loss:
       Net loss                                                                                $(24,238)       (24,238)
       Foreign currency translation                                                                (447)
       Unrealized gain on short-term investments                                                     50
                                                                                            ---------------
           Comprehensive loss                                                                  $(24,635)
                                                                                            ===============
    Issuance of common stock under stock
      option plans                                      161            1             472
    Issuance of common stock under employee
      stock purchase plan                                62                          473
    Issuance of common stock for intellectual property   87                        1,240
    Acquisition of VST Technologies, Inc.             1,089            1          69,584
    Acquisition of Impleo Limited                       125                        3,373
    Collection on notes receivable from
      officers/employees
    Repurchase of common stock
                                                 ----------         ----        --------                    ------------
    Balance at December 31, 2000                     17,596         $ 18        $146,388                      $(45,981)
                                                 ==========         ====        ========                    ============

See notes to consolidated financial statements.


                                                                    Notes
                                                   Accumulated    Receivable
                                                      Other          From
                                                 Comprehensive   Officers/      Treasury
                                                 Income (Loss)   Employees        Stock           Total
                                                 -------------   -----------    --------          -----

    Balance at December 31, 1997                       $ 189    $         --   $       --     $   (4,626)
    Comprehensive loss:
       Net loss
       Foreign currency translation                      290

           Comprehensive loss                                                                     (5,213)

    Issuance of common stock in private placement                                                  3,164
    Common stock issued for trademarks                                                                --
    Common stock issued under stock option plans                       (417)                          96
    Acquisition of SDL minority interest                                                             300
    Repurchase of common stock                                                        (57)           (57)
                                                       -----    ------------   ----------     ----------
    Balance at December 31, 1998                         479           (417)          (57)        (6,336)
    Comprehensive income:
       Net income
       Foreign currency translation adjustments          277
       Unrealized loss on short-term investments         (44)

           Comprehensive income                                                                    1,191

    Issuance of common stock in public offering, net                                              39,173
    Conversion of redeemable common stock                                                          9,993
    Issuance of common stock in private placements                                                 4,300
    Issuance of common stock under stock option plans                                                252
    Issuance of common stock under employee
      stock purchase plan                                                                            171
    Issuance of common stock for license                                                             300
    Conversion of stockholder loan into SDL shares                                                   648
    Issuance of shares by SDL                                                                         65
    Collection on notes receivable from
      officers/employees                                                 30                           30
    Repurchase of common stock                                                         (1)            (1)
                                                       -----    ------------   ----------     ----------
    Balance at December 31, 1999                         712           (387)          (58)        49,786
    Comprehensive loss:
       Net loss
       Foreign currency translation                     (447)
       Unrealized gain on short-term investments          50
           Comprehensive loss                                                                    (24,635)

    Issuance of common stock under stock
      option plans                                                                                   473
    Issuance of common stock under employee
      stock purchase plan                                                                            473
    Issuance of common stock for intellectual property                                             1,240
    Acquisition of VST Technologies, Inc.                                                         69,585
    Acquisition of Impleo Limited                                                                  3,373
    Collection on notes receivable from
      officers/employees                                                 51                           51
    Repurchase of common stock                                                        (31)           (31)
                                                       -----    ------------   ----------     ----------
    Balance at December 31, 2000                       $ 315        $  (336)      $   (89)    $  100,315
                                                       =====    ============   ==========     ==========

See notes to consolidated financial statements.

                              SMARTDISK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 1.  Business and Organization

Business

         SmartDisk Corporation ("SmartDisk" or the "Company") designs, develops, manufactures and markets digital connectivity products and personal storage systems that enable consumers and businesses to easily access, exchange, organize and store all types of digital content such as photographs, video, music, voice and data among digital appliances, personal computers and the Internet. The Company serves customers in the electronics and other consumer markets. Principal geographic markets for the Company's products include the United States, Japan, Europe and other world markets.

Organization

         SmartDisk was incorporated in March 1997, and its predecessor, SmartDisk Security Corporation ("SDSC") was incorporated in May 1993. SDSC was substantially wholly-owned by Addison Fischer ("Fischer"). From 1993 to 1995, SDSC exploited technology that it licensed under a manufacturing license agreement with Fischer International Systems Corporation ("FISC"), another company substantially wholly-owned by Fischer. The license agreement covered the manufacture and sale of solid-state diskettes relating to the fields of data security and validation and computer security and access control. The patents underlying the licensed technology were held by SmartDiskette GmbH ("SDG"), a German company that is wholly-owned by SmartDiskette Limited ("SDL"), an English company that was approximately 37% owned by Fischer until May 1996. SDG licensed these patents to SDL. SDL in turn entered into a manufacturing license agreement with FISC that FISC subsequently assigned to SDSC. In May 1996, Fischer increased his ownership of SDL to 87% and the accounts of SDL were adjusted as of that date to reflect a new basis under the purchase method of accounting. In May 1997, Fischer increased his ownership of SDL to 92%. In May 1998, Phoenix House Investments, LLC ("Phoenix House"), an investment company substantially owned by Fischer, acquired the remaining outstanding interests of SDL through the issuance of common stock valued at approximately $300,000. In May 1999, the stockholders of SDL exchanged all their shares of SDL for 515,500 shares of common stock of SmartDisk and SDL became a wholy owned subsidiary of SmartDisk. The merger was a combination of entities under common control and accounted for at historical cost. The individual financial statements of SmartDisk and SDL are combined in the accompanying financial statements from May 1996, the point in time SDL came under common control.

         In March 2000, the Company acquired VST Technologies, Inc. ("VST") to expand the Company's product line to include USB- and Firewire-based personal storage systems. In April 2000, the Company acquired Impleo Limited ("Impleo") to increase the Company's access to the European market. These acquisitions were recorded under the purchase method of accounting. See Note 3 for additional information on these acquisitions.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions between the companies have been eliminated. The consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Certain Uncertainties and Risks

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade receivables. The Company places its cash and cash equivalents and short-term investments with major financial institutions.

         The Company sells a significant portion of its products through distributors and third-party resellers and, as a result, maintains individually significant receivable balances with major customers. If the financial condition or operations of these customers were to deteriorate, the Company's results could be adversely affected. Credit terms to these distributors and resellers generally range from 30 to 60 days. The Company evaluates and monitors the credit worthiness of each customer on a case-by-case basis. Allowances are maintained for potential credit losses.

         The Company sells to original equipment manufacturers ("OEMs"), distributors, resellers and retailers in the United States, Japan, Europe and other world markets. However, large portions of the Company's sales are to Japanese customers. Japanese sales as well as related expenses are denominated in Yen and, accordingly, are subject to the risks associated with fluctuations in exchange rates between the Yen and the US dollar. The Company does not hedge against foreign currency exposure.

         Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. The Company is dependent on its manufacturers to allocate a sufficient portion of their manufacturing capacity to meet the Company's needs.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

         The functional currency of most of the Company's wholly-owned foreign subsidiaries is the local currency. Assets and liabilities of the subsidiaries are translated to the U.S. dollar at the current exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to a separate component of stockholders' equity. Revenue and expense accounts are translated using average exchange rates in effect for the period in which the items occur. Where the U.S. dollar is the functional currency or the transactions are denominated in U.S. dollars, translation adjustments are reflected in the gain (loss) on foreign exchange account included in the statement of operations.

Cash, Cash Equivalents and Short-Term Investments

         All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents include money market funds, certificates of deposit and U.S. government agency securities.

         The Company has cash investment policies that limit investments to investment grade securities. Investments held by the Company are classified as "available-for-sale" as defined by Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at fair value based on quoted market prices. Such investments consist of U.S. government agency securities, corporate debt securities and asset backed securities with original maturities beyond three months and less than twenty-four months. Realized losses represent the difference between the proceeds received upon sale of an investment and its amortized cost.

         The Company's realized losses during the years ended December 31, 1999 and 2000 were $46,000 and $44,000, respectively. The Company had unrealized losses, net of tax, as of December 31, 1999 of $44,000 and unrealized gains, net of tax, as of December 31, 2000 of $6,000.

         The fair value of the Company's short-term investments is as follows:

                                          Amortized     Aggregate     Unrealized    Unrealized
         December 31, 1999                Cost Basis    Fair Value       Gains        Losses
         -----------------                ----------    ----------    ----------    ----------
                                                              (in thousands)
U.S. government and government agency
  securities                               $15,965        $15,920        $  --        $   (45)
Asset backed securities                      5,991          5,984           --             (6)
Corporate bonds and notes                    4,757          4,736           --            (21)
                                           -------        -------        -----        -------
      Total short-term investments         $26,713        $26,640        $  --        $   (72)
                                           =======        =======        =====        =======


                                          Amortized     Aggregate     Unrealized    Unrealized
         December 31, 2000                Cost Basis    Fair Value       Gains        Losses
         -----------------                ----------    ----------    ----------    ----------
                                                              (in thousands)
U.S. government and government agency
  securities                               $ 4,990        $ 5,000        $  10        $    --
Corporate bonds and notes                    1,001          1,001           --             --
                                           -------        -------        -----        -------
      Total short-term investments         $ 5,991        $ 6,001        $  10        $    --
                                           =======        =======        =====        =======

         The following represents the aggregate fair values of maturities of the Company's short-term investments:

                                                    December 31,
                                                 -------------------
                                                  1999        2000
                                                 -------     -------
                                                   (in thousands)

                         Due in 0-12 months      $ 9,996     $ 6,001
                         Due in 12-24 months      16,644          --
                                                 -------     -------
                         Total                   $26,640     $ 6,001
                                                 =======     =======

Restricted Cash

         Restricted cash is mainly composed of a time deposit maintained by our Japanese subsidiary as collateral for a line of credit.

Fair Value of Other Financial Instruments

         The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and lines of credit approximate fair value because of the short-term maturity of these financial instruments.

Inventories

         Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis.

Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation and amortization. All major expenditures for production equipment are capitalized and depreciated over the economic life of the asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three years for computer and electronic equipment and software and five years for office furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. In addition, certain production equipment is depreciated using the units-of-production method. The units-of-production method depreciates the property over the estimated life cycle production quantities. The monthly depreciation cost is calculated by using the number of pieces produced times the depreciation cost per piece computed from the estimated total production quantity. The costs of repairs and maintenance are charged to expense in the period when they are incurred.

Intangible Assets

         Intangible assets primarily consist of goodwill and separately identified intangible assets recognized in connection with the Company's acquisitions during the year. Amortization of intangible assets is provided using the straight-line method over the assets' estimated useful lives, which range from one to ten years.

Impairment of Long-Lived Assets

         The Company's long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets. SmartDisk reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business.

         Recoverability of long-lived assets is measured by comparison of the carrying amount to future undiscounted net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds its fair market value.

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

Revenue Recognition

         Product revenue is recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. Title and risk of loss is transferred when pervasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Accordingly, the Company defers recognition of revenue on shipments to certain distributors until the distributors have resold the products. Product revenue at our Japanese subsidiary is recognized upon acceptance by the customer. The Company records a provision for estimated product returns at the time the related revenue is recognized on sales to certain resellers that have rights of return. The Company also provides for price protection and other offerings that may occur under programs the Company has with its customers. The Company records a provision for product warranties upon shipment. Shipping and handling costs are included in cost of goods sold.

         Research and development revenue is recognized when earned based upon achievement of contract milestones. License fees and royalties are recognized when earned based upon terms contained in the respective contractual agreements.

Stock Based Compensation

         The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based compensation arrangements. The Company has included the pro forma disclosures required under SFAS No. 123 in Note 12.

Advertising

         Advertising costs are charged to expense as incurred, advertising expenses for 1998, 1999 and 2000 were $214,000, $147,000 and $2,503,000, respectively.

Comprehensive Income (Loss)

         Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. SmartDisk's other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

Segment Information

         The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. The Company also discloses information about products and services and geographical areas.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because the Company currently holds no derivative instruments and does not engage in hedging activities, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position, results of operations or cash flows of the Company.

Note 3.  Acquisitions

         On March 6, 2000, SmartDisk Corporation acquired all the outstanding shares of VST common stock in exchange for approximately 1.1 million shares of SmartDisk common stock and approximately $16.4 million in cash. In addition, SmartDisk issued options to purchase a total of approximately 443,000 shares of SmartDisk common stock in exchange for all issued and outstanding VST options.

         Under the purchase method of accounting, the total purchase price was allocated to VST's assets and liabilities based on their relative fair values as of the date of the closing of the acquisition. The amounts and components of the purchase price along with the allocation of the purchase price to net assets acquired are presented below (in thousands).

                                 Purchase Price

              Cash                                       $16,433
              Fair value of common stock issued           49,793
              Fair value of SmartDisk options issued      19,792
              Transaction costs                            2,918
                                                         -------
              Total purchase price                       $88,936
                                                         =======

                               Net Assets Acquired

              Book value of net tangible assets of VST   $ 9,181
              Intangible assets:
                    Non-compete agreements                21,300
                    Distributions channels                 4,900
                    VST trade name                         4,800
                    Patents                                2,200
                    Workforce in place                     1,000
              Deferred income taxes                      (13,680)
              Goodwill                                    59,235
                                                         -------
              Net assets acquired                        $88,936
                                                         =======

         The consolidated financial statements include the operating results of VST from the date of acquisition. The following unaudited pro forma financial information reflects the VST acquisition as if it had occurred on January 1, 1999 after giving effect to certain adjustments including amortization of goodwill and other acquired intangible assets. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1999 and may not be indicative of operating results for any future periods.

                                                 Years Ended December 31,
                                                 -----------------------
                                                   1999           2000
                                                 --------       --------
                                        (in thousands, except per share amounts)

         Revenues                                $101,845       $102,759
         Net loss                                $(31,058)      $(30,296)
         Loss per share--Basic and diluted       $  (2.63)      $  (1.69)

         On April 21, 2000, the Company completed its acquisition of substantially all of the intellectual property of El Gato Software LLC ("El Gato"), a California limited liability company, for approximately $755,000 in cash and approximately 37,000 shares of SmartDisk common stock, valued at $1.0 million. El Gato develops and markets USB and FireWire drivers, applications and firmware support for leading personal storage systems. The purchase price of the acquired intellectual property is being amortized over two years.

         On April 28, 2000, the Company acquired all of the capital stock of Impleo, an English corporation, for approximately $200,000 in cash and approximately 125,000 shares of SmartDisk common stock, valued at approximately $3.4 million. Impleo manufactures and markets digital connectivity products and personal storage systems under the Datawise brand. Under purchase accounting, the total purchase price was allocated to Impleo's assets and liabilities based on their relative fair values as of the date of the closing of the acquisition. Amounts allocated to identifiable assets and the residual goodwill are amortized on a straight-line basis over periods not exceeding five years. Identifiable intangible assets include trade name, workforce in place, distribution channel and non-compete agreements. The consolidated financial statements include the operating results of Impleo from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

Note 4.  Accounts and Notes Receivable

         SmartDisk's accounts receivable are reported net of allowance for doubtful accounts of approximately $140,000 and $705,000 at December 31, 1999 and 2000, respectively and sales returns and other credits of approximately $245,000 at December 31, 2000. The Company had no allowance for sales returns and other credits at December 31, 1999.

         At December 31, 1999, the Company's Japanese subsidiary had approximately $6.3 million of trade receivables, substantially all of which related to sales to Asian OEMs, that were subject to extend payment term arrangements. This is a normal business practice in Asia, particularly in Japan, and, in these cases, credit terms generally ranged from 90-120 days. The OEMs are required to pay for the products they order and accept from the Company, whether or not they ultimately resell the products. All of these notes receivable were collected in 2000 and the amount of notes receivable at December 31, 2000 was minimal.

Note 5.  Inventory

         Inventories consist of the following:

                                     December 31,
                                  ------------------
                                   1999       2000
                                  ------     -------
                                    (in thousands)

         Finished goods           $1,474     $ 4,859
         Raw materials                --      10,519
                                  ------     -------
         Total inventories        $1,474     $15,378
                                  ======     =======


Note 6.  Property and Equipment

         Property and equipment consists of the following:

                                                          December 31,
                                                      --------------------
                                                       1999         2000
                                                      -------      -------
                                                         (in thousands)

         Equipment                                    $ 3,698      $ 5,014
         Furniture and fixtures                           319          603
         Software                                         370          984
         Leasehold improvements                            --           84
         Property and equipment, at cost                4,387        6,685
         Accumulated depreciation and amortization     (1,763)      (3,420)
                                                      -------      -------
         Property and equipment, net                  $ 2,624      $ 3,265
                                                      =======      =======


Note 7.  Goodwill and Other Intangible Assets

         During 1999, the Company incurred approximately $400,000 in costs for the successful defense of the patent on its primary technology and product. These costs have been capitalized and included in patents. These costs are being amortized over three years, the expected future life of the patent.

         On June 30, 1999, the Company issued 37,500 shares of its common stock to SanDisk Corporation ("SanDisk") in exchange for a license to utilize certain patented technology developed by SanDisk. The Company is amortizing the license on a straight-line basis over the ten year term of the license. In addition, the Company is required to pay a royalty to SanDisk on net revenues from direct sales to customers other than SanDisk of products developed by the Company utilizing this licensed technology.

         Goodwill and other intangible assets consist of the following:

                                                           December 31,
                                                       -------------------
                                            Life        1999        2000
                                          --------     ------     --------
                                                          (in thousands)

         Goodwill                           5 yrs.     $  326     $ 62,730
         Accumulated amortization                        (270)     (10,620)
                                                       ------     --------
         Goodwill, net                                 $   56     $ 52,110
                                                       ======     ========

         Covenants not to compete           2 yrs.     $   --     $ 21,450
         Patents                          2-3 yrs.      1,389        5,316
         Distribution channel               2 yrs.         --        5,100
         Tradenames                       1-2 yrs.         --        4,950
         Workforce in place                 4 yrs.         --        1,200
         Licenses                          10 yrs.        301          539
                                                       ------     --------
         Total other intangible assets                  1,690       38,555
         Accumulated amortization                        (863)     (15,567)
                                                       ------     --------
         Other intangible assets, net                  $  827     $ 22,988
                                                       ======     ========

Note 8.  Bank Line of Credit

         The Company maintains a line of credit in the United States under which it may borrow up to $10.0 million subject to a borrowing base agreement, which includes not more than 80% of specified accounts receivable. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by substantially all of the Company's assets. This line of credit expires in April 2001. As of December 31, 1999 and 2000, there were no borrowings outstanding under this line of credit.

         As of December 31, 2000, the Company's wholly owned Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $2.6 million, which was secured by accounts receivable of specified trade customers and a time deposit. The interest rate on borrowings under the credit facility is 1.5% per year and expires in February 2002. The outstanding balance under this line of credit was approximately $2.0 million and $1.7 million as of December 31, 1999 and 2000, respectively.

         The Japanese subsidiary also discounts certain short-term promissory notes received from certain trade customers with a bank in Japan. Bank borrowings collateralized by promissory notes totaled approximately $2.9 million as of December 31, 1999. The subsidiary had no outstanding borrowings collateralized by promissory notes as of December 31, 2000.

         As of December 31, 2000, the Company's wholly owned UK subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.7 million. The interest rate on borrowings under the credit facility, which expires in April 2001, is 5.5% per year. The outstanding balance under the line of credit as of December 31, 2000 was approximately $0.2 million.

         Interest paid during the years ended December 31, 1998, 1999 and 2000 amounted to $5,000, $54,000 and $112,000, respectively.

Note 9.  Commitments, Contingencies and Factors That May Affect
         Future Operations

Leases

         The Company leases certain office and warehouse space and office equipment under various operating leases. Rent expense on operating leases for the years ending December 31, 1998, 1999 and 2000 totaled approximately $261,000, $444,000, and $1,090,000, respectively. The table below sets forth minimum payments for the years indicated under operating leases with remaining terms in excess of one year, at December 31, 2000 (in thousands):

                2001 .............         $  993
                2002 .............            640
                2003 .............            557
                2004 .............            185
                                           ------
                Total                      $2,375
                                           ======

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

         On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging SmartDisk's infringement of a patent. On November 20, 2000, the Company prevailed in removing the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit. Accordingly, a contingent loss has not been accrued by the Company as of December 31, 2000.

Factors That May Affect Future Operations

         The Company participates in a highly volatile industry that is characterized by intense industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. The Company's operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately, manage its product transitions, inventory levels and manufacturing processes efficiently, distribute its products quickly in response to customer demands, differentiate its products from those of its competitors or compete successfully in the markets for its new products.

Note 10.  Earnings (Loss) Per Share Data

         Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the year plus the dilutive effect of potential common shares using the "treasury stock" method. Potential common shares for 1998 and 1999 include conversion of redeemable common stock, stock options and shares of non-vested stock. Potential common shares for 2000 include stock options and shares of non-vested stock. For the years ended December 31, 1998 and 2000, potential common shares totaling 2,354,481 and 1,323,496, respectively, were excluded from the computation of net loss per share because they were anti-dilutive. For the year ended December 31, 1999, potential common shares totaling 2,624,768 were included in the computation of earnings per share due to their dilutive effect.

         Earnings (loss) per share has been computed reflecting the retroactive adjustment of outstanding shares related to the mergers of SDSC and SDL into SmartDisk as well as the one for four reverse stock split that was effected in August 1999.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                             Years Ended December 31,
                                                      -----------------------------------------
                                                       1998              1999            2000
                                                      --------         --------        --------
                                                      (in thousands, except per share amounts)
Numerator:
   Net income (loss)                                  $ (5,503)        $    958        $(24,238)
                                                      ========         ========        ========
Denominator:
   Weighted average shares outstanding                   8,040           10,724          16,861
   Dilutive effect of conversion of redeemable
     Common stock                                           --            1,901              --
   Dilutive effect of stock options                         --              366              --
   Dilutive effect of non-vested common stock               --              358              --
                                                      --------         --------        --------
   Diluted shares outstanding                            8,040           13,349          16,861
                                                      ========         ========        ========
Basic earnings (loss) per share                       $  (0.68)        $   0.09        $  (1.44)
Diluted earnings (loss) per share                     $  (0.68)        $   0.07        $  (1.44)


Note 11.  Stockholders' Equity (Deficit)

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

         On October 6, 1999, the Company completed its initial public offering ("IPO") and realized net proceeds of approximately $39.1 million from the sale of 3,450,000 shares of common stock. Upon the successful completion of the Company's IPO, each of the 2,487,500 outstanding shares of redeemable common stock were converted into one share of common stock.

Note 12.  Stock Based Compensation

Stock Option Plans

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized during 1998, 1999 and 2000.

         The Company's 1998 Employee Stock Option Plan authorized the grant of options to employees including members of the Company's Board of Directors who are employees of the Company for up to 1,454,545 shares of the Company's common stock. Options granted under the plan are fully vested after four years and all options granted have a ten-year contractual life. This plan was terminated in July 1999 and no additional options can be granted under this plan. Of the 1,419,727 options granted under this plan, net of cancellations, 782,777 remain outstanding and the Company has reserved an equivalent amount of shares of common stock for these outstanding options.

         The Company's 1998 Directors and Consultants Stock Option Plan authorized the grant of options to officers, directors, consultants and other independent contractors (including members of the Company's Board of Directors who are not employees of the Company) for up to 250,000 shares of the Company's common stock. Options granted under the plan are fully vested after four years and all options granted have a ten-year contractual life. This plan was terminated in July 1999 and no additional options can be granted under this plan. Of the 212,781 options granted under this plan, net of cancellations, 139,593 remain outstanding and the Company has reserved an equivalent amount of shares of common stock for these outstanding options.

         In July 1999, the Company established the 1999 Incentive Compensation Plan (the "1999 Plan"), which provides for the issuance of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the "Awards"). Pursuant to the terms of the 1999 Plan, the Company reserved 2,500,000 shares for issuance. During 2000, an additional 1,000,000 shares of common stock were reserved for issuance under the plan. Under the 1999 Plan, as amended, the total number of shares of common stock that may be subject to the granting of Awards at any time during the term of the 1999 Plan shall equal 3,500,000 shares, plus the number of shares with respect to which Awards previously granted under the 1999 Plan that terminate without being exercised, and the number of shares of common stock that are surrendered in the payment of any Awards or any tax withholding requirements. As of December 31, 2000, 2,990,143 options granted under the 1999 Plan were outstanding of which 381,511 were vested. No other form of Awards have been granted under the 1999 Plan.

         During 1998, 1999 and 2000, 880,613 options granted to employees and directors of SmartDisk with exercise prices ranging from $0.72 to $35.00 were immediately exercisable for cash or in part by cash (minimum par value for the shares purchased) and the balance by a five-year full recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. Of the 880,613 immediately exercisable options granted, 760,988 options have been exercised and 67,250 have been cancelled as of December 31, 2000. Of the 760,988 shares of common stock issued upon exercise, 203,747 remain nonvested and 80,977 have been repurchased and are included in treasury stock in the equity section of the balance sheet. The nonvested shares of common stock will vest in accordance with the provisions of the original option award.

         During the year ended December 31, 1999, compensation expense of $76,500 was recognized relating to the accelerated vesting of 21,000 options, exercisable at $0.72 per share.

         The following table summarizes the status and activity of the Company's stock option plans:

                                                              Weighted          Number of          Weighted
                                            Number of          Average            Options            Average
                                             Options        Exercise Price      Exercisable      Exercise Price
                                            ---------       --------------      -----------      --------------
Outstanding at December 31, 1997                   --          $       --             --          $      --
   Options granted with exercise
       prices equal to fair market value    1,041,613                1.29
   Options granted with exercise
       prices less than fair market value      25,000                4.00
   Exercised                                 (699,863)               0.73
   Canceled                                      (750)               0.72
                                            ---------
Outstanding at December 31, 1998              366,000                2.54          2,250                0.72
   Options granted with exercise
       prices equal to fair market value    1,024,500                7.77
   Exercised                                  (47,875)               3.67
   Canceled                                  (205,875)               2.66
                                            ---------
Outstanding at December 31, 1999            1,136,750                7.19         44,794                2.73
   Options granted with exercise
       prices equal to fair market value    2,766,500               18.55
   Options granted with exercise
       prices less than fair market value     443,248                1.28
   Exercised                                 (160,438)               2.94
   Canceled                                  (117,985)              31.08
                                            ---------
Outstanding at December 31, 2000            4,068,075            $  13.74        613,597           $    4.12
                                            =========

         The 443,248 options granted with exercise prices less than fair market value were the options exchanged as part of the VST acquisition; therefore, no compensation expense was recognized and the value of the options was included as part of the purchase consideration.

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                        Outstanding Options                              Exercisable Options
                         ---------------------------------------------------       -------------------------------
                                             Weighted
                                             Average             Weighted                              Weighted
Range of                 Number of          Remaining             Average            Options            Average
Exercise Prices           Options        Contractual Life     Exercise Price       Exercisable      Exercise Price
- ---------------          ---------       ----------------     --------------       -----------      --------------
$ 0.72 - $ 1.00            273,257            8.9 years               $0.88          255,759              $0.88
$ 1.61 - $ 2.70             85,693            9.2 years                1.99           85,693               1.99
$ 4.00 - $ 5.38          1,923,200            9.6 years                5.16          130,325               4.65
$ 8.00 - $14.38            734,625            8.4 years                8.28          128,855               8.41
$19.00 - $27.50            186,000            9.4 years               24.99               --                 --
$30.50 - $47.25            865,300            9.1 years               40.27           12,965              34.07
                         ---------                                                   -------
$0.72 - $47.25           4,068,075            9.2 years              $13.74          613,597              $4.12
                         =========                                                   =======

Employee Stock Purchase Plan

         In July 1999, the Company established the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), for which 465,000 shares of the Company's common stock have been reserved. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates. For the years ended December 31, 1999 and 2000, the Company issued 15,411 and 62,307 shares of common stock, respectively, under the Purchase Plan. At December 31, 2000, 387,282 shares of common stock were available for issuance under the Purchase Plan.

Pro Forma Information for Stock-Based Compensation

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. For the fair value disclosure below, compensation value is estimated for each option grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for option grants in fiscal 1998, 1999 and 2000: weighted average risk-free interest rate of 5.25%, 5.75% and 5.93% in 1998, 1999 and 2000, respectively; expected dividend yield of 0% for all years; volatility factor of the expected market price of the Company's common stock of zero for 1998 and the period in 1999 prior to the Company's IPO, 0.80 for the period in 1999 following the Company's IPO and 1.42 for 2000; and an expected life of the options of 3 years for all years. Options issued under the Purchase Plan during 1999 were valued with a minimum value pricing model using the following assumptions: weighted average risk-free interest rate of 5.75%; an expected dividend yield of 0% and a life of the options of three months. Options issued under the Purchase Plan during 2000 were valued using a Black-Scholes option-pricing model using the following assumptions: weighted average risk-free interest rate of 6.0%; expected dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.42; and an expected life of the options of six months.

         The weighted average grant date fair value of options granted during the years ended December 31, 1998, 1999 and 2000 with exercise prices equal to market value was $0.84, $5.11 and $14.89, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 1998 with exercise prices less than market value was $3.40. There were no options granted during the year ended December 31, 1999 with exercise prices less than market value and the options issued in 2000 at exercise prices less than market value were those exchanged as part of the VST acquisition. The weighted average grant date fair value of the shares issued under the Purchase Plan during 1999 and 2000 was $2.11 and $12.07, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information for options granted, excluding those exchanged in the VST acquisition, is as follows:

                                                          Years Ended December 31,
                                               -----------------------------------------------
                                                 1998                1999               2000
                                               -------              ------            --------
                                                  (in thousands, except per share amounts)
       Net income (loss):
           As reported                         $(5,503)             $  958            $(24,238)
           Pro forma                           $(5,621)             $  754            $(32,178)
       Basic net income (loss) per share:

           As reported                         $ (0.68)             $ 0.09            $  (1.44)
           Pro forma                           $ (0.70)             $ 0.07            $  (1.91)
       Diluted net income (loss) per share:

           As reported                         $ (0.68)             $ 0.07            $  (1.44)
           Pro forma                           $ (0.70)             $ 0.06            $  (1.91)

         The effects of applying SFAS No. 123 on pro forma disclosures of net income (loss) and earnings (loss) per share for fiscal 1998, 1999 and 2000 are not likely to be representative of the pro forma effects on net income (loss) and earnings (loss) per share in future years because the number of shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Note 13.  Employee Benefit Plans

         The Company has two defined contribution plans. One of the plans was assumed in 2000 upon the acquisition of VST (the "VST Plan"). The VST Plan is offered to employees of the Company's wholly owned subsidiary, SmartDisk Personal Storage Systems Corporation. All other U.S.-based employees may elect to participate in the SmartDisk Plan. Qualified employees may elect to make pre tax contributions into the plans for up to 15% of their annual compensation, up to a maximum of $10,500 per year. The Company's matching contributions are earned by the employee based on a straight line, five-year vesting schedule for participants in the SmartDisk Plan and a straight line, three-year vesting schedule for participants in the VST Plan. The Company may make additional annual contributions to the plans at the discretion of the Board of Directors. For the years ended December 31, 1998, 1999 and 2000, the Company made matching contributions of approximately $11,000, $31,000 and $130,000, respectively, to these plans.

Note 14.  Income Taxes

         The United States and foreign components of income (loss) from continuing operations before income taxes are as follows:

                                                          Years Ended December 31,
                                               -----------------------------------------------
                                                 1998                 1999              2000
                                               -------               -------          --------
                                                                 (in thousands)
         United States                         $(4,584)             $    553          $(32,437)
         Foreign                                (1,021)                1,772             4,102
                                               -------               -------          --------
             Total                             $(5,605)              $ 2,325          $(28,335)
                                               =======               =======          ========

         The income tax benefit for 1998 and 2000 as presented in the statements of operations relates to the reduction of the deferred income tax liability associated with the identified intangible assets. The components of the income tax provision (benefit) are as follows:

                                                          Years Ended December 31,
                                               ---------------------------------------------
                                                 1998                 1999              2000
                                               -----                 ------          -------
                                                                 (in thousands)
         Current:
            United States                      $  --                 $   60          $  (225)
            Foreign                               --                  1,696            1,528
                                               -----                 ------          -------
            Total current expense              $  --                  1,756            1,303
         Deferred:
            United States                        (25)                   (50)          (5,531)
            Foreign                              (77)                  (339)             131
                                               -----                 ------          -------
            Total deferred benefit              (102)                  (389)          (5,400)
                                               -----                 ------          -------
         Income tax provision (benefit)        $(102)                $1,367          $(4,097)
                                               =====                 ======          =======

         The Company made income tax payments of approximately $145,000 and $1.5 million during 1999 and 2000, respectively. No income tax payments were made in 1998.

         The significant components of the Company's deferred income taxes are as follows:

                                                                       December 31,
                                                                 -----------------------
                                                                  1999            2000
                                                                 -------         -------
                                                                     (in thousands)
         Deferred tax assets:
          Current:
            Accrued expenses                                     $   134         $   135
            Bad debt & inventory reserves                             85           2,698
           Noncurrent:
            Net operating loss carryforwards                       1,238           1,787
            Depreciation and amortization                            105              27
            Foreign tax & alternative minimum tax credits          1,759           1,759
            Foreign deferred tax asset                                --             105
            Other                                                    347             (29)
                                                                 -------         -------
            Deferred tax assets                                    3,668           6,482
                       Less: valuation allowance                  (3,417)         (6,377)
                                                                 -------         -------
         Net deferred tax assets                                     251             105
         Deferred tax liabilities:
            Acquired intangibles                                     (56)         (8,454)
                                                                 -------         -------
         Total net deferred taxes                                $   195         $(8,349)
                                                                 =======         =======

         The reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is:

                                                           Years Ended December 31,
                                                      ------------------------------------
                                                       1998           1999           2000
                                                      ------          -----         ------
         Federal income tax benefit                   (34.00)%        34.00%        (34.00)%
         State taxes, net of federal benefit           (3.63)          3.57          (1.93)
         Foreign tax rate differential                 (0.13)         (0.33)         (3.33)
         Non-deductible items                           1.38           0.56           0.06
         Goodwill                                       0.13           1.83          11.27
         Change in valuation allowance                 34.01          19.48           9.94
         Other                                          0.44          (0.32)          1.71
                                                      ------          -----         ------
             Total                                     (1.80)%        58.79%        (16.28)%
                                                      ======          =====         ======

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

         SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $2,643,000, $3,417,000 and $6,377,000 at December 31, 1998, 1999 and 2000,
respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance amounted to $1,873,000, $774,000 and $2,960,000 for December 31, 1998, 1999 and
2000, respectively.

         At December 31, 1999 and 2000, the Company had United States and foreign net operating loss carryforwards for tax purposes as follows:

                           December 31, 1999      December 31, 2000
                         --------------------    ---------------------
       Jurisdiction      Amount    Expiration    Amount     Expiration
       ------------      ------    ----------    ------     ----------
                                   (amounts in thousands)
       United States     $1,532          2018    $3,521          2018
       United Kingdom     2,005     Unlimited     1,539     Unlimited
       Japan                 --           N/A        --           N/A

         At December 31, 1999 and 2000, the Company had United States tax credit carryforwards as follows:

                                           December 31, 1999      December 31, 2000
                                          --------------------    ---------------------
       Tax Credit                         Amount    Expiration    Amount     Expiration
       ----------                         ------    ----------    ------     ----------
                                                    (amounts in thousands)
       Foreign tax credit                 $1,700          2004     $1,700          2004
       Alternative minimum tax credit         60     Unlimited         60     Unlimited

         Undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax liability (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. However, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Note 15.  Segment Information

         Based on its method of internal reporting, SmartDisk has two reportable segments: digital connectivity products and personal storage systems. Digital connectivity products primarily consist of the Company's FlashPath flash memory card readers, which support Toshiba SmartMedia, Sony Memory Stick, and SanDisk MultiMediaCard. Personal storage systems primarily consist of the family of Universal Serial Bus ("USB") and FireWire-based products, which include high performance, portable hard disk drives and floppy disk drives for desktop and notebook PCs, as well as expansion-bay disk drives for notebook PCs.

         The accounting policies for each of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment revenues. SmartDisk does not allocate operating expenses, interest expense and other income, net or income tax expense or benefit to these segments for internal reporting purposes.

         The following table presents information about the Company's operations and assets for the two reportable segments:

                                             Years Ended December 31,
                                           -----------------------------
                                            1998       1999       2000
                                           -------    -------    -------
                                                  (in thousands)

         Digital connectivity products:
               Revenues                    $15,038    $37,262    $44,486
               Gross profit                $ 2,438    $12,468    $14,403

         Personal storage systems:
               Revenues                    $    --    $    --    $49,832
               Gross profit                $    --    $    --    $ 6,196

         Other:
               Revenues                    $   284    $ 3,057    $ 2,404
               Gross profit                $   284    $ 3,031    $ 2,084

         Total
               Revenues                    $15,322    $40,319    $96,722
               Gross profit                $ 2,722    $15,499    $22,683


         Sales to foreign markets and to significant customers as a percentage of the Company's total revenues were as follows:

                                  Years Ended December 31,
                                  ------------------------
         Foreign markets:           1998   1999   2000
                                    ----   ----   ----
             Asian and Pacific Rim    84%    81%    37%
             United States            10     15     57
             Europe                    6      4      6


                                  Years Ended December 31,
                                  ------------------------
         Significant Customers:     1998   1999   2000
                                    ----   ----   ----
             Apple                    --%    --%    10%
             FISC                     14     10     --
             FujiFilm                 38     28      7
             Ingram Micro             --     --     18
             Olympus                  32     27      6
             Sony                     --     10     15

         The following is a summary of the carrying amounts of the Company's net assets by geographic area in which they are located:

                                     December 31,
                                  ------------------
                                   1999        2000
                                  -------    -------
                                    (in thousands)
         United States            $45,228    $93,785
         Asian and Pacific Rim      4,360      4,723
         Europe                       198      1,807

         The following is a summary of the Company's long-lived assets by geographic area in which they are located:

                                     December 31,
                                  ------------------
                                   1999        2000
                                  -------    -------
                                    (in thousands)
         United States            $ 1,807    $77,883
         Asian and Pacific Rim      1,680        713
         Europe                       192         76

Note 16.  Related Party Transactions

         Material related party transactions that have been entered into by the Company that are not disclosed otherwise in these notes are summarized below.

         As outlined in Note 1, SmartDisk (including SDSC and SDL) and FISC were under the common ownership of Fischer. Pursuant to operating agreements entered into in 1998, FISC provides operating assistance to the Company consisting of services, facilities and shared equipment. The Company's share of expenses for these services is based on an internal analysis of the relative amount of time devoted to its business by employees of FISC as well as the overhead charges attributable to these employees. In the opinion of management, the allocations were reasonable and represent the Company's cost of doing business. The Company recorded operating expenses related to these agreements for the years ended December 31, 1998, 1999 and 2000 of approximately $1.5 million, $0.3 million and $0.2 million, respectively.

         In 1998, the Company was granted a non-exclusive license agreement to certain patents relating to the interface with Toshiba's SmartMedia cards. This license was amended to expand the field of use in September 1998. In April 1999, we again amended the agreement whereby Toshiba granted us a fully paid license at which time we stopped paying royalties. Prior to this, we paid a one-half of one percent royalty on the net sales price of our products that use the Toshiba license. In 1998 and 1999, we paid royalty expenses pertaining to this license of $69,000 and $26,000, respectively.

         During 1998, 1999 and 2000, approximately 34%, 18% and 1%, respectively, of the Company's sales were to related parties. In addition, the Company procures certain engineering services from a strategic investor, which have approximated $400,000 for 1998, 1999 and 2000.

         Pursuant to a license and distribution agreement entered into in 1998 between FISC and the Company, FISC was granted the right to license and distribute certain of the Company's products. For this right, FISC agreed to pay to the Company royalties of 33.3% of net revenue derived from those product sales. During 1998, 1999 and 2000, FISC paid royalties under this agreement of $284,000, $470,000 and $71,000, respectively. This agreement was discontinued in July 2000. During 2000, FISC represented SmartDisk in a transaction to license the Company's SafeBoot product. The Company incurred expenses of approximately $290,000 for FISC's services in connection with this transaction.

         During February 1999, the Company loaned $60,000 to one of its officers. The loan was made pursuant to a Promissory Note, bears interest at 4.71%, and is repayable in four annual installments of principal and interest. As of December 31, 1999 and 2000, the balance outstanding on this loan was $60,000 and $45,000, respectively.

         The Company has, in conjunction with the 1998 Employee Stock Option Plan, made loans to several of its employees to allow for the immediate exercise of stock option grants. Each loan was made pursuant to a full recourse Promissory Note, is secured by a pledge of the shares of stock, which the employee has acquired, bears interest at approximately 5.5%, which is payable quarterly, and is required to be paid in full within five years of the date of issuance. As of December 31, 1999 and 2000, the principal amount due under these loans was approximately $387,000 and $336,000, respectively.

         In January 2000, a director of SmartDisk exercised 6,000 stock options with an exercise price of $35.00 per option. The director executed a $210,000 full recourse promissory note with the Company as payment for these shares. The Company repurchased these shares in November 2000 for $30,000 and the remaining $180,000 balance on the note was forgiven and recognized as compensation expense. The repurchased shares are included in treasury stock in the equity section of the balance sheet.

Note 17.  Research and Development Contract Revenues

         During 1999, SmartDisk entered into and completed various research and development contracts with a technology company. The contracts entitled the Company to invoice and receive funds over the development period, some of which were conditioned upon acceptance of certain deliverables. Through December 31, 1999, SmartDisk invoiced approximately $2.6 million for development work. All of these revenues were recognized as income in the fourth quarter of 1999 upon the technology company's final acceptance of the product. Approximately $1.6 million of contract costs were charged to expense over the life of the development periods, which ended in 1999.

         As of December 31, 1999, SmartDisk had an ongoing research and development contract. This contract entitled SmartDisk to invoice and receive funds over the development period based upon the customer's acceptance of certain deliverables. During 2000, SmartDisk recognized as income approximately $1.2 million related to this development contract. Approximately $0.5 million and $0.5 million of contract costs related to this development contract were charged to expense as of December 31, 1999 and 2000, respectively.

                              SMARTDISK CORPORATION

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The table below sets forth selected unaudited financial data for each quarter of the most recent two years:

                                                         Three Months Ended
                                          ------------------------------------------------
                                          March 31     June 30   September 30  December 31
                                          --------     --------  ------------  -----------
                                              (in thousands, except per share amounts)
         1999
         Revenues                         $  5,507     $  8,485     $ 11,464     $ 14,863
         Gross profit                          836        2,885        4,496        7,282
         Net income (loss)                  (1,966)        (190)         702        2,412
         Earnings (loss) per share (2)
              Basic (1)                   $  (0.22)    $  (0.02)    $   0.07     $   0.16
              Diluted (1)                 $  (0.22)    $  (0.02)    $   0.05     $   0.15

         2000
         Revenues (3)                     $ 17,383     $ 30,928     $ 32,708     $ 15,703
         Gross profit (loss) (4)             6,053        9,448       10,046       (2,864)
         Net loss                             (503)      (4,272)      (3,912)     (15,551)
         Loss per share (2)
              Basic and diluted           $  (0.03)    $  (0.25)    $  (0.23)    $  (0.90)

- ------------
(1) Shares used in computing earnings (loss) per share reflect the retroactive adjustment of outstanding shares related to the merger of SmartDiskette Limited into SmartDisk, as well as the one for four reverse stock split completed in August 1999.

(2) Earnings (loss) per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings (loss) per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' earnings (loss) per share may not equal the full-year earnings (loss) per share.

(3) Revenues in the fourth quarter of 2000 reflect a decline in sales of the Company's personal storage products. In addition, the Company is experiencing a decrease in demand for its FlashPath products due to the anticipated decrease in the use of the 3.5-inch floppy drive.

(4) Gross profit (loss) in the fourth quarter of 2000 reflects approximately $5.2 million of inventory writedowns arising from the recent decrease in the demand for the Company's personal storage products, as well as approximately $0.5 million in inventory writedowns associated with the Company's Smarty product due to the Company's discontinuance of that product line.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              SMARTDISK CORPORATION
                          Year Ended December 31, 2000

- -------------------------------------------------------------------------------------------------------------------------------
          Column A                                    Column B                Column C                Column D       Column E
- -------------------------------------------------------------------------------------------------------------------------------
                                                     Balance at      Charged to                                      Balance at
                                                      Beginning        Costs         Charged to                         End
                                                         of             and            Other                             of
       Classification                                  Period         Expenses        Accounts       Deductions        Period
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted
From asset accounts:
Allowance for doubtful accounts                        $   --          $   34          $   --          $   --          $   34
Valuation allowance for deferred tax asset                770           1,873              --              --           2,643
                                                       ------          ------          ------          ------          ------
                                                       $  770          $1,907          $   --          $   --          $2,677
                                                       ======          ======          ======          ======          ======
YEAR ENDED DECEMBER 31, 1999:
Reserves and allowances deducted
From asset accounts:
Allowance for doubtful accounts                        $   34          $  106          $   --          $   --          $  140
Valuation allowance for deferred tax asset              2,643             774              --              --           3,417
                                                       ------          ------          ------          ------          ------
                                                       $2,677          $  880          $   --          $   --          $3,557
                                                       ======          ======          ======          ======          ======
YEAR ENDED DECEMBER 31, 2000:
Reserves and allowances deducted
From asset accounts:
Allowance for doubtful accounts                        $  140          $  603          $   --          $   38          $  705
Allowance for sales returns and other credits              --           2,439              --           2,194             245
Valuation allowance for deferred tax asset              3,417           2,960              --              --           6,377
                                                       ------          ------          ------          ------          ------
                                                       $3,557          $6,002          $   --          $2,232          $7,327
                                                       ======          ======          ======          ======          ======

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                                 SmartDisk Corporation

                                 By: /s/ Michael S. Battaglia
                                     -------------------------------------
                                     Michael S. Battaglia
                                     President and Chief Executive Officer

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

                Name                                             Title                          Date
                ----                                             -----                          ----
/s/ Addison M. Fischer                    Chairman of the Board of Directors                    March 29, 2001
- --------------------------------------
Addison M. Fischer

/s/ Michael S. Battaglia                  President, Chief Executive Officer and                March 29, 2001
- --------------------------------------    Director (Principal Executive Officer)
Michael S. Battaglia

/s/ Michael R. Mattingly                  Chief Financial Officer (Principal Financial          March 29, 2001
- --------------------------------------    and Accounting Officer)
Michael R. Mattingly

                                          Director                                              March 29, 2001
- --------------------------------------
D. James Bidzos

/s/ Anthony A. Ibarguen                   Director                                              March 29, 2001
- --------------------------------------
Anthony A. Ibarguen

/s/ Hirotsugu Nakaiwa                     Director                                              March 29, 2001
- --------------------------------------
Hirotsugu Nakaiwa

/s/ Timothy Tomlinson                     Director                                              March 29, 2001
- --------------------------------------
Timothy Tomlinson

/s/ Hatim Tyabji                          Director                                              March 29, 2001
- --------------------------------------
Hatim Tyabji

                              SMARTDISK CORPORATION

                                INDEX OF EXHIBITS

         As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

   Exhibit No.         Exhibit Titles
   -----------         --------------
       10.19           Development and License Agreement dated June 30, 1999
                       between SmartDisk and Sony Corporation
       10.26           Lease Agreement dated July 2, 1996 between SmartDisk
                       Personal Storage Systems Corporation and Nagog
                       Development Company, as amended.
       21.1            Subsidiaries of the Registrant
       23.1            Consent of Ernst & Young LLP