Form 10-Q
period 2001-03-31
SMARTDISK CORP
filed 2001-05-14
CIK 1058959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-27257

                              SMARTDISK CORPORATION
           ----------------------------------------------------------
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

As of April 30, 2001, there were 17,696,234 shares of the Registrant's Common Stock outstanding, par value $0.001.

                              SMARTDISK CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited).............................3

         1) Condensed Consolidated Balance Sheets
                as of December 31, 2000 and March 31, 2001.....................3

         2) Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2000 and 2001.............4

         3) Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2000 and 2001.............5

         4) Notes to Condensed Consolidated Financial Statements--
                March 31, 2001 ................................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk...29


PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................31

     Item 2.      Changes in Securities and Use of Proceeds...................31

     Item 6.      Exhibits and Reports on Form 8-K............................32


SIGNATURES....................................................................33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              SMARTDISK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                     December 31,    March 31,
                                                                        2000           2001
                                                                     ------------    ---------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $  12,833      $  13,267
   Restricted cash                                                        1,671          1,088
   Short-term investments                                                 6,001          1,009
   Accounts and notes receivable, net                                     7,204          7,968
   Inventories                                                           16,666         15,789
   Prepaid expenses and other current assets                              3,262          2,376
                                                                      ---------      ---------
                  Total current assets                                   47,637         41,497
Property and equipment, net                                               3,265          3,015
Goodwill and other intangible assets, net                                75,098         67,731
Deposits and other assets                                                   309            326
                                                                      ---------      ---------
TOTAL ASSETS                                                          $ 126,309      $ 112,569
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   9,125      $   7,626
   Bank line of credit and discounted notes                               1,907          1,211
   Income taxes payable                                                     878            427
   Deferred revenue                                                         725            363
   Other accrued liabilities                                              4,865          4,633
                                                                      ---------      ---------
                  Total current liabilities                              17,500         14,260

Deferred income taxes and other                                           8,494          6,782

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000 shares authorized;
     none issued                                                           --             --
   Common stock, $0.001 par value; 60,000 shares authorized;
     17,596 issued and 17,509 outstanding at December 31, 2000;
     17,608 issued and 17,521 outstanding at March 31, 2001                  18             18
   Capital in excess of par value                                       146,388        146,418
   Treasury  stock,  87 shares at December 31, 2000 and March 31,
     2001, at cost                                                          (89)           (89)
   Accumulated other comprehensive income                                   315           (109)
   Notes receivable from officers/employees                                (336)          (333)
   Unearned compensation                                                   --              (16)
   Accumulated deficit                                                  (45,981)       (54,362)
                                                                      ---------      ---------
                  Total stockholders' equity                            100,315         91,527
                                                                      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 126,309      $ 112,569
                                                                      =========      =========

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                                        Three Months Ended
                                                                            March 31,
                                                                      ----------------------
                                                                        2000          2001
                                                                      --------      --------
REVENUES
     Net product sales                                                $ 16,194      $ 16,832
     Research and development                                            1,148          --
     License fees and royalties                                             41           430
                                                                      --------      --------
         Total revenues                                                 17,383        17,262
COST OF REVENUES                                                        11,330        12,429
                                                                      --------      --------
GROSS PROFIT                                                             6,053         4,833
OPERATING EXPENSES
     Research and development                                            2,004         2,509
     Sales and marketing                                                   808         2,275
     General and administrative                                          2,169         2,883
     Amortization of goodwill and other acquisition related
        intangible assets                                                2,238         7,550
                                                                      --------      --------
         Total operating expenses                                        7,219        15,217
                                                                      --------      --------
OPERATING LOSS                                                          (1,166)      (10,384)
Interest and other income, net                                             717           447
Interest expense                                                           (46)           (7)
                                                                      --------      --------
Net loss before income taxes                                              (495)       (9,944)
Income tax expense (benefit)                                                 8        (1,563)
                                                                      --------      --------
NET LOSS                                                              $   (503)     $ (8,381)
                                                                      ========      ========
Net loss per share - basic and diluted                                $  (0.03)     $  (0.48)
Shares used in per share computation                                    16,005        17,328

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ----------------------
                                                                             2000          2001
                                                                           --------      --------
Cash flows from operating activities:
   Net loss                                                                $   (503)     $ (8,381)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                          2,804         8,180
       Provision for uncollectible accounts, sales returns and other credits     13           288
       Provision for inventory obsolescence                                     181           469
       Deferred income taxes                                                   (431)       (1,705)
       Other                                                                    (21)         (253)
       Changes in assets and liabilities:
             Accounts and notes receivable                                     (432)       (1,051)
             Inventories                                                        591           407
             Prepaid expenses and other current assets                          376           878
             Deposits and other assets                                         (230)          (17)
             Accounts payable                                                   506        (1,499)
             Income taxes payable                                              (839)         (452)
             Deferred revenue                                                  (308)         (363)
             Other accrued liabilities                                         (308)         (230)
                                                                           --------      --------
Net cash provided by (used in) operating activities                           1,399        (3,729)

Cash flows from investing activities:
   Purchases of property and equipment, net of disposals                       (181)         (219)
   Cash paid for acquisitions, net of cash acquired                         (17,628)         --
   Cash paid for intellectual property                                         --            (250)
   Decrease in restricted cash                                                 --             583
   Purchases of short-term investments                                       (9,117)         --
   Sales and maturities of short-term investments                            17,914         5,007
                                                                           --------      --------
Net cash (used in) provided by investing activities                          (9,012)        5,121

Cash flows from financing activities:
   Net borrowings (repayments) under lines of credit                         (7,254)         (696)
   Collections on notes receivable from officers/employees                        4             3
   Proceeds from exercise of stock options                                       13            12
                                                                           --------      --------
Net cash used in financing activities                                        (7,237)         (681)
Effect of exchange rate fluctuations on cash                                     96          (277)
                                                                           --------      --------
Increase (decrease) in cash and cash equivalents                            (14,754)          434
Cash and cash equivalents at beginning of period                             19,080        12,833
                                                                           --------      --------
Cash and cash equivalents at end of period                                 $  4,326      $ 13,267
                                                                           ========      ========
Significant non-cash activities:
   Issuance of common stock for intellectual property                      $    240      $   --
   Note receivable obtained for stock option exercise                      $    210      $   --

See notes to condensed consolidated financial statements

                              SMARTDISK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

Note 1. Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements for SmartDisk Corporation ("SmartDisk" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments-consisting of normal recurring accruals-considered necessary for a fair presentation have been included. Certain amounts in prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders' equity. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         The unaudited interim condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Note 2. Inventories

         Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

                                  December 31,       March 31,
                                     2000             2001
                                  ------------       ---------
                                        (in thousands)
         Finished goods             $ 6,147          $ 9,460
         Raw materials               10,519            6,329
                                    -------          -------
         Total inventories          $16,666          $15,789
                                    =======          =======

Note 3. Net Loss Per Share

         For the three months ended March 31, 2000 and 2001, potential common shares totaling 2,816,153 and 559,155, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

Note 4. Comprehensive Loss

         Other comprehensive loss refers to revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. SmartDisk's other comprehensive loss is composed of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

                                                       Three Months Ended
                                                           March 31,
                                                     --------------------
                                                      2000         2001
                                                     -------      -------
                                                         (in thousands)
         Net loss                                    $  (503)     $(8,381)
         Other comprehensive income (loss):
              Unrealized gain (loss) on short-term
                 investments, net of tax                 (18)           1
              Foreign currency translation               (64)        (425)
                                                     -------      -------
         Total comprehensive loss                    $  (585)     $(8,805)
                                                     =======      =======

Note 5. Acquisition

         On March 6, 2000, SmartDisk completed its acquisition of VST Technologies, Inc. ("VST"), a Delaware corporation, located in Acton, Massachusetts, for approximately $16.4 million in cash, 1.1 million shares of SmartDisk common stock and options to acquire 443,000 shares of SmartDisk common stock. On April 28, 2000, SmartDisk completed its acquisition of Impleo Limited ("Impleo"), a corporation established under the laws of the United Kingdom, located in Wokingham, England, for approximately $200,000 in cash and 125,000 shares of SmartDisk common stock. These acquisitions were accounted for under the purchase method of accounting; therefore, the interim condensed consolidated financial statements include the operating results of VST and Impleo from the respective dates of acquisition.

Note 6. Segment Information

         Based on its method of internal reporting, SmartDisk has two reportable segments: Digital connectivity products and personal storage systems. Digital connectivity products primarily consist of the Company's FlashPath and Universal Serial Bus ("USB") flash memory card readers. Personal storage systems primarily consist of the family of 1394 ("FireWire") bus and USB-based products, which include high performance, portable hard disk drives, optical disk drives and floppy disk drives for desktop and notebook PCs.

         The following table presents information about the Company's reportable segments:

                                            Three Months Ended
                                                 March 31,
                                            -------------------
                                             2000        2001
                                            -------     -------
                                               (in thousands)
         Digital connectivity products:
               Revenues                     $10,210     $ 6,202
               Gross profit                 $ 3,444     $ 2,061

         Personal storage systems:
               Revenues                     $ 5,984     $10,630
               Gross profit                 $ 1,420     $ 2,501

         Other:
               Revenues                     $ 1,189     $   430
               Gross profit                 $ 1,189     $   271

         Total

               Revenues                     $17,383     $17,262
               Gross profit                 $ 6,053     $ 4,833

         SmartDisk does not allocate operating expenses, interest and other income, interest expense, or income tax expense or benefit to these segments for internal reporting purposes.

Note 7. Contigencies

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

         On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging SmartDisk's infringement of a patent. On November 20, 2000, the Company prevailed in removing the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit. Accordingly, a contingent loss has not been accrued by the Company as of March 31, 2001.

Note 8. Recent Accounting Pronouncements

         Effective January 1, 2001, the Company adopted Financial Accounting Standards Board issued Statement ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for gains and losses from changes in the fair value of a derivative instrument are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of SFAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

         Certain statements in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Terminology such as "may," "will," "intend," "expect," "plan," "anticipate," "estimate," "believe," "continue," "predict," or other similar words identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding management's intent, belief or current expectation about, among other things, the following: our anticipated growth strategies, including trends in revenues, costs, gross margins and profitability; our intention to develop, market and introduce new products; anticipated growth of digital appliances and technology industries; anticipated trends in our businesses, including trends in the demand for personal storage and digital appliances and, therefore, demand for our products; expectations of consumer preferences and desires; future projections of our financial performance, future expenditures for capital projects and research and development; the emergence of certain competing technologies; potential uses for and applications of our products; and our ability to continue to control costs and maintain quality. Although our management believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to us on the date hereof. We make no commitment to update or revise any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in "Factors That May Affect Future Results of Operations" and in other documents that we file from time to time with the Securities and Exchange Commission.

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

         Our digital connectivity products are designed to work across all popular PC platforms, support all leading flash memory media types and use high performance PC interfaces, such as Universal Serial Bus, or USB. Our patented FlashPath digital connectivity products allow consumers to use the familiar 3.5-inch floppy drive - found on most PCs worldwide - to simplify the exchange of images and other digital data between PCs and digital appliances. We market three FlashPath products that support four different flash memory cards: the SanDisk MultiMediaCard, the Sony Memory Stick, the Toshiba SmartMedia card and the SanDisk, Toshiba and Matsushita Secure Digital Card. These flash memory cards are used in various digital appliances including digital still cameras, digital video cameras, digital audio players and personal digital assistants made by a number of leading electronics manufacturers, including FujiFilm, JVC, Olympus, Palm, Panasonic, Sanyo, Sharp, Sony and Toshiba. Our high-speed Flash Media Reader and Tri-Media Reader address an expanding installed base of PCs with USB cable interfaces and are compatible with both Windows and Macintosh operating systems. We believe that as consumers embrace the digital lifestyle, the number of applications for flash memory cards will continue to grow.

         Our FireWire- and USB-based personal storage systems include high performance, portable hard disk drives, optical disk drives (CD-R/W) and floppy disk drives for desktop and notebook PCs. Substantially all of our personal storage systems are compatible with Windows and Macintosh operating systems. We believe that the significant increase in data intensive digital content, such as imaging, music and video has created the need for increased digital personal storage. Our personal storage systems and related software enhance the user's ability to store, organize and retrieve digital content. These systems support very high data transfer rates and offer up to 120 Gigabytes of capacity.

         As digital applications and appliances proliferate, users are demanding software that will allow them to collect digital images and audio files from a variety of sources, create media shows via the PC, and then display them anywhere, using a PC or DVD or CD player. SmartDisk software, including our new MVP suite of software solutions, is planned to enable consumers and businesses to create, organize and use digital multimedia both with and away from the PC.

Results of Operations

         Revenues. Our product revenues are recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. We defer recognition of revenue on shipments to certain distributors until the distributors have resold the products. We record a provision for estimated product returns at the time the related revenue is recognized on sales to certain resellers that have rights of return. Product revenues at our Japanese subsidiary are recognized upon acceptance by the customer. Total revenues were approximately $17.3 million for the three months ended March 31, 2001 compared to approximately $17.4 million for the three months ended March 31, 2000. This decrease resulted from a decline in revenue generated from digital connectivity products, as well as the absence of research and development revenue in the current period, offset by the additional sales for personal storage systems for the full quarter.

         Our product revenues from the sale of digital connectivity products decreased from approximately $10.2 million for the three months ended March 31, 2000 to approximately $6.2 million for the three months ended March 31, 2001. This decrease was primarily attributable to the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface, as consumers move towards devices with higher transfer speeds, such as our USB-based flash media readers. This is contributing to the decline in sales of our FlashPath products. We expect this trend to continue during 2001, resulting in revenue from digital connectivity products to be lower than the 2000 revenue.

         Our product revenues from the sale of personal storage systems increased from approximately $6.0 million for the three months ended March 31, 2000 to approximately $10.6 million for the three months ended March 31, 2001. This increase was primarily attributable to the inclusion of VST's results for the whole quarter compared to the period from March 6, 2000 to March 31, 2000 in the corresponding quarter in the preceding year. Although the results for the three months ended March 31, 2001, represents a 53% increase in revenues as compared to the three months ended December 31, 2000, we experienced slower growth in our sales of USB- and FireWire-based products for the Apple market resulting from the recent decrease in demand for that market. With improvement in this market and the overall economy, we expect this trend to improve, especially as we expand the sales of these products in Asian and European markets.

         Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our revenues from research and development agreements were approximately $1.1 million for the three months ended March 31, 2000. We had no research and development revenues for the three months ended March 31, 2001. We intend to continue to enter into research and development agreements for the development of new technologies.

         Our license fee and royalty revenues primarily consist of fees earned from license agreements on our SafeBoot intellectual property. These revenues represent approximately two percent of our total revenues for the three months ended March 31, 2001. We intend to enter into additional licensing agreements for our existing and future intellectual property.

         Cost of Revenues. Cost of revenues includes the purchased cost of product, packaging, storage, freight, scrap, and inventory provisions, as well as royalties for some of our digital connectivity products and personal storage systems. Cost of revenues increased to approximately $12.4 million for the three months ended March 31, 2001 compared to approximately $11.3 million for the three months ended March 31, 2000. This increase in cost was due primarily to higher sales volume in our personal storage systems segment. For the three months ended March 31, 2000, our total revenue included revenue from a significant research and development agreement, while the current period excludes any such revenue. The majority of costs associated with these agreements are included in operating expense as research and development.

         Gross Profit. Our gross profit for the three months ended March 31, 2001 decreased to approximately $4.8 million or 28% of total revenue, compared to approximately $6.1 million or 35% of total revenue for the three months ended March 31, 2000. The decrease in the amount of gross profit is primarily attributable to the absence of research and development revenue in the current quarter and a change in the mix of our sales toward more personal storage systems. The gross margin on personal storage products is typically less than on digital connectivity products. We expect our gross margin percentage to remain relatively consistent with current levels as long as our revenue mix of personal storage products and digital connectivity products remains consistent.

         Research and Development Expenses. Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses increased to approximately $2.5 million, or 14% of total revenues, for the three months ended March 31, 2001 compared to approximately $2.0 million, or 11% of total revenues, for the three months ended March 31, 2000. This increase was the result of the inclusion of VST in our results, as well as hiring additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with one of our research and development contracts and the outsourcing of product development.

         Research and development expenses related to digital connectivity and personal storage systems products were incurred to support the development of new products as well as the maintenance and refresh of existing products. In addition, research and development expenses were incurred in support of the development of our MVP software product. We believe that the continued introduction of new products with an emphasis on being first-to-market is important to our growth and will require increases in research and development expenditures. We expect that our research and development expenses will continue to increase as we invest in the development of software applications and new and refined digital connectivity and personal storage products to conveniently create, transfer, store, manage and use digital content.

         Sales and Marketing Expenses. Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States, Japan and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs. Sales and marketing expenses for the three months ended March 31, 2001 increased by approximately $1.5 million to approximately $2.3 million compared to the three months ended March 31, 2000. This increase was primarily attributable to the inclusion of VST's results for the whole quarter compared to the period from March 6, 2000 to March 31, 2000 in the corresponding quarter in the preceding year. In connection with the VST acquisition in March 2000, we added a number of new products to our existing product lines, significantly increasing our total sales and marketing expenses. These added products require more catalog and magazine advertising than we have needed in the past due to our OEM relationships. We expect our sales and marketing expenses to increase in the future as we launch new products and broaden our distribution into more traditional consumer electronic and mass retail channels.

         General and Administrative Expenses. General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $2.9 million for the three months ended March 31, 2001 compared to approximately $2.2 million for the three months ended March 31, 2000. These increases are primarily due to the inclusion of VST, as well as, increases in professional services, legal fees and personnel related costs including salaries, bonuses and relocation expenses.

         Amortization of Goodwill and Other Acquisition Related Intangible Assets. Amortization of goodwill and other acquisition related intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets acquired in the acquisition of VST Technologies, Inc. and Impleo Limited and from El Gato Software LLC. The separately identified intangible assets acquired consist of non-compete agreements, distribution channels, trade names, patents, and workforce in place. These intangible assets have lives ranging from one to five years from the date of acquisition. Purchase price not allocated to separately identified intangible assets was allocated to goodwill. Goodwill is amortized over a five-year life from the date of acquisition. For the three months ended March 31, 2001, amortization of goodwill and other acquisition related intangible assets totaled approximately $7.6 million compared to approximately $2.2 million for the three months ended March 31, 2000. This increase is attributable to the inclusion of the amortization associated with the acquisition of VST for the three months ended March 31, 2001 compared to the period from March 6, 2000 to March 31, 2000.

         Interest and Other Income. The primary components of interest and other income are interest earned on cash, cash equivalents and short-term investments and gains or losses on foreign exchange.

         Interest Expense. Interest expense is incurred on the bank line of credit in Japan and the United Kingdom.

         Provision for Income Taxes. We are subject to tax in the United States, Japan, Switzerland and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended March 31, 2001, income tax expense totaled approximately $0.1 million. This amount was offset by income tax benefits of approximately $1.7 million resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

Liquidity and Capital Resources

         Cash and cash equivalents increased to approximately $13.3 million at March 31, 2001 from approximately $12.8 million at December 31, 2000. The increase resulted primarily from approximately $5.1 provided by investing activities offset in part by $3.7 million and $0.7 million used in operating and financing activities, respectively. In addition to cash and cash equivalents, we have approximately $1.0 million in short-term investments and approximately $1.1 million in restricted cash of which a portion was used as collateral for our line of credit in Japan.

         Net cash used in operating activities was approximately $3.7 million for the three months ended March 31, 2001 compared to cash provided by operating activities of approximately $1.4 million for the three months ended March 31, 2000. Net cash used in operating activities during 2001 reflected a net loss of approximately $8.4 million offset by approximately $8.2 million in depreciation and amortization along with approximately $0.8 million in provisions for uncollectible accounts, sales returns and other credits and inventory obsolescence. In addition, there were decreases in inventories of approximately $0.4 million and prepaid expenses and other current assets of approximately $0.9 million. These amounts were partially offset by increases in accounts and notes receivable of approximately $1.1 million and decreases in accounts payable of approximately $1.5 million, income taxes payable of approximately $0.5 million, deferred revenue of approximately $0.4 million, other accrued liabilities of approximately $0.2 million and deferred income taxes of approximately $1.7 million.

         Net cash provided by investing activities was approximately $5.1 million for the three months ended March 31, 2001 compared to cash used in investing activities of approximately $9.0 million for the three months ended March 31, 2000. The most significant contributors of cash from investing activities in the first quarter of 2001 were approximately $5.0 million in connection with the sale of short-term investments and a decrease in restricted cash of approximately $0.6 million. These amounts were partially offset by approximately $0.5 million used for the acquisition of development and production equipment and the intellectual property of Multimedia Technology Center.

         Net cash used in financing activities was approximately $0.7 million and $7.2 million for the three months ended March 31, 2001 and 2000, respectively. Cash used in financing activities in the first quarter of 2001 was primarily attributable to net repayments under our lines of credit in Japan and the United Kingdom. During the first quarter of 2000, we used approximately $4.3 million to pay off the line of credit assumed as part of the acquisition of VST and $3.0 million to repay credit facilities in Japan.

         We maintain a line of credit in the United States under which we may borrow up to $10.0 million subject to a borrowing base agreement, which includes not more than 80% of specified accounts receivable. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by substantially all of our assets. As of March 31, 2001, we had not borrowed against this line of credit. This line of credit expires in May 2001, at which time we plan to renew it.

         As of March 31, 2001, our Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $1.2 million, which was secured by accounts receivable of specified trade customers and a time deposit. The outstanding balance under the line of credit was approximately $0.8 million as of March 31, 2001. This line of credit expires in February 2002. The interest rate on borrowings under the credit facility is 1.5% per year.

         As of March 31, 2001, our Japanese subsidiary also had a loan payable of approximately $0.4 million, which will be repaid in equal monthly installments through August 2001. This loan bears interest at an annualized rate of 1.5%.

         As of March 31, 2001, our UK subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.5 million. The credit facility expires in November 2001. The interest rate on borrowings under the credit facility is 1.5% over the 30-day LIBOR rate. As of March 31, 2001, no amounts were outstanding under this line of credit.

         We believe our cash and cash equivalents, short-term investments, credit facilities and the remaining net proceeds of our initial public offering, or IPO, in October 1999, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than currently planned, to develop and market new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

Factors That May Affect Future Results of Operations

         Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

We have incurred net losses and cannot guarantee that we will be profitable in the future.

         Except for the third and fourth quarters of 1999, we have incurred net losses on a quarterly basis since inception. We had a net loss of approximately $8.3 million for the three months ended March 31, 2001, primarily as a result of $5.9 million in amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, net of tax. In addition, as of March 31, 2001, we had an accumulated deficit of approximately $54.4 million. In light of our loss history and the amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, we cannot assure you that we will be profitable in the future.

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

         Our current FlashPath products only work in conjunction with the standard 3.5-inch floppy disk drive. While the 3.5-inch floppy disk drive is found today in most PCs, a number of newer PC models do not have this device and new industry standards may emerge that render the 3.5-inch floppy disk drive obsolete. Advances in input devices such as CD-ROM and removable data storage disk drives, such as Zip drives, are reducing the need for the 3.5-inch floppy diskette, which is contributing to the slow growth in sales of our FlashPath products. In the future, we will have to rely on our other products and develop new products that use a different interface between personal computers and digital appliances.

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

         To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage systems will continue to represent the most substantial portion of our revenues through at least 2001. A decline in the price of or demand for these products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business. During the three months ended March 31, 2001, we derived approximately 68% of our product revenues from the sale of FlashPath and USB- and FireWire-based personal storage systems.

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

         We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance and functionality requirements of flash memory card, PC and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with flash memory card manufacturers, such as SanDisk, Sony and Toshiba, PC manufacturers, such as Apple, and consumer product OEMs, such as Olympus and FujiFilm. For example, through our co-development efforts with Sony, we developed our FlashPath for the Sony Memory Stick and introduced a follow-on FlashPath product for new models of Sony's Mavica digital still camera a few months later. If we cannot maintain our relationship with these manufacturers then we may not be able to continue to develop products that are compatible with their flash memory cards, PCs and digital appliances. However, collaboration is more difficult because many of these companies are located overseas. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products. For example, we depend on our relationship with Iomega Corporation in order to produce our Zip drive products for Apple notebook computers. If we cannot maintain our relationship with Iomega, or if Iomega wishes to produce these products internally, then our current market for these products will deteriorate.

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

         Our continued growth depends to a large extent on both our strategic relationship with Apple and demand for Apple products. This dependence is due primarily to the fact that, to date, Apple has been the principal PC manufacturer using the FireWire interface technology on which many of our products are based. The recent decline in demand for Apple products has contributed to the recent decline in sales of our personal storage products. If the decline in the demand for Apple products continues or if Apple suffers a material change in its business, the market for many of our products would be further negatively impacted.

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

         o Reductions in consumer demand for our customers' products in general, such as Apple products, or for our products in particular, such as FlashPath;

         o The timing and amount of research and development expenditures;

         o The availability of manufacturing capacity necessary to make our products;

         o General business conditions in our markets in the United States, Japan and Europe, as well as general economic and political conditions;

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

         The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to April 30, 2001, the reported last sale price for our common stock ranged from $2.19 to $65.13 per share. On April 30, 2001, the reported last sale price of our common stock was $2.56 per share.

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

         Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, FujiFilm, Ingram Micro, Olympus or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results, and will continue to result, in sales to only a limited number of customers. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the three months ended March 31, 2001, Apple, Sony and Ingram Micro accounted for approximately 16%, 13% and 11% of our revenues and our top five customers collectively accounted for approximately 50% of our revenues. Furthermore, we expect to continue to depend on sales of our products to relatively few customers, which will continue to account for a significant portion of our net revenues, for the foreseeable future.

Since we sell our products to a limited number of large customers, we expect that those customers may pressure us to make price concessions, which would reduce our future gross margins.

         Our reliance on sales to a limited number of large customers may expose us to pressure for price concessions. Because of this reliance and because of our dependence on OEMs as a significant distribution channel, we expect that our OEM customers may seek price concessions from us, which would reduce our average selling prices and our gross margins. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices.

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

         We depend upon our OEM customers to market certain of our products. Failure of the OEMs' products to achieve market acceptance, the failure of the OEMs to bundle our products with theirs, or any other event causing a decline in our sales to the OEMs could seriously harm our business. Even if consumers buy OEMs' products, their ultimate decision to buy our products depends on OEM packaging, distribution and sales efforts, which may not be sufficient to maintain or increase sales of our products. If we cannot achieve or maintain a sufficient consumer acceptance rate of our products concurrent with their purchases of OEM products, our future sales to OEM customers will be adversely affected.

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

         Approximately 29% of our revenues for the three months ended March 31, 2000 were attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenues for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries' accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders' investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the three months ended March 31, 2001, resulting in a foreign currency gain of approximately $280,000 and a foreign currency translation adjustment to reduce equity for approximately $425,000. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

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

         Many of our products are manufactured overseas and a significant portion of our revenues is derived from overseas sales. Approximately 39% of our revenues during the three months ended March 31, 2001 were derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

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

         Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenues increasing from approximately $15.3 million in 1998 to approximately $96.7 million in 2000. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 119 as of April 30, 2001. We expect to continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2001, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our investment portfolio includes marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

         The following table presents the aggregate fair value of our cash equivalents and short-term investments that are subject to market risk and weighted-average interest rates as of March 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

                                                       Aggregate      Average
                                                      Fair Value   Interest Rate
                                                      ----------   -------------
Included in cash and cash equivalents (0-3 months)      $ 2,799        5.19%
Included in short-term investments (3-6 months)         $ 1,009        6.65%

         We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

         Foreign Exchange Risk. We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2001, resulting in a realized foreign currency gain of approximately $280,000 for the three months ended March 31, 2001. In addition, such fluctuations resulted in an unrealized foreign currency translation loss of approximately $425,000 for the three months ended March 31, 2001, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

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

         Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, a decrease in the Japanese yen to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $3.0 million and a decrease in the net loss before income tax of approximately $0.3 million. A 10 percent adverse change in the British pound against the U.S. dollar would not have a material effect on net loss before income taxes.

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

         Intangible Asset Risk. We have a substantial amount of intangible assets. Although at March 31, 2001 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

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

         Through March 31, 2000, we used approximately $19.3 million of the net proceeds from the offering for the acquisitions of VST Technologies, Inc., Impleo Limited and the intellectual property of El Gato Software, LLC and Multimedia Technology Center. In addition, we used $4.3 million to pay off VST's outstanding line of credit and $9.9 million for the purchase of equipment and funding of operations. The remaining $5.9 million has been invested in short-term, interest-bearing, investment grade securities.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

   Exhibit
   Number                          Description
   -------                         -----------
   10.27      Employment Agreement with Rod H. King

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SMARTDISK CORPORATION


                                By: /s/ Michael S. Battaglia
                                   ---------------------------------------------
                                    Michael S. Battaglia
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Michael R. Mattingly
                                   ---------------------------------------------
                                    Michael R. Mattingly
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: May 14, 2001

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------
   10.27      Employment Agreement with Rod H. King