Form 10-Q
period 2001-06-30
SMARTDISK CORP
filed 2001-08-14
CIK 1058959

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the quarterly period ended June 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

    For the transition period from to

                       Commission File Number: 000-27257

                               ----------------

                             SMARTDISK CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                       65-0733580
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                 3506 Mercantile Avenue, Naples, Florida 34104
                    (Address of principal executive offices)

                                 (941) 436-2500
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   As of July 31, 2001, there were 17,725,350 shares of the Registrant's Common Stock outstanding, par value $0.001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SMARTDISK CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
                      PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     3

    1)   Condensed Consolidated Balance Sheets as of December 31, 2000
         and June 30, 2001..............................................     3

    2)   Condensed Consolidated Statements of Operations for the three
         and six months ended June 30, 2000 and 2001....................     4

    3)   Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2000 and 2001............................     5

    4)   Notes to Condensed Consolidated Financial Statements...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    10

 Item 3. Quantitative and Qualitative Disclosure About Market Risk......    26

                        PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    28

 Item 2. Changes in Securities and Use of Proceeds......................    28

 Item 4. Submission of Matters to a Vote of Security Holders............    29

 Item 6. Exhibits and Reports on Form 8-K...............................    29

 SIGNATURES..............................................................   30

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             SMARTDISK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                       December 31,  June 30,
                                                           2000        2001
                                                       ------------ -----------
                                                                    (Unaudited)
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents...........................   $ 12,833    $ 10,807
  Restricted cash.....................................      1,671         141
  Short-term investments..............................      6,001       6,607
  Accounts and notes receivable, net..................      7,204       8,218
  Inventories.........................................     16,666       9,756
  Prepaid expenses and other current assets...........      3,262       2,648
                                                         --------    --------
    Total current assets..............................     47,637      38,177
Property and equipment, net...........................      3,265       2,689
Goodwill and other intangible assets, net.............     75,098      60,128
Deposits and other assets.............................        309         239
                                                         --------    --------
TOTAL ASSETS..........................................   $126,309    $101,233
                                                         ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable....................................   $  9,125    $  5,047
  Bank line of credit.................................      1,907       1,364
  Income taxes payable................................        878         623
  Deferred revenue....................................        725         --
  Other accrued liabilities...........................      4,865       5,548
                                                         --------    --------
    Total current liabilities.........................     17,500      12,583
Deferred income taxes and other.......................      8,494       5,106

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000 shares
   authorized; none issued............................        --          --
  Common stock, $0.001 par value; 60,000 shares
   authorized; 17,596 issued and 17,509 outstanding at
   December 31, 2000; 17,812 issued and 17,724
   outstanding at June 30, 2001.......................         18          18
  Capital in excess of par value......................    146,388     146,685
  Treasury stock, 87 shares at December 31, 2000 and
   88 shares at June 30, 2001, at cost................        (89)        (89)
  Accumulated other comprehensive income (loss).......        315        (209)
  Notes receivable from officers/employees............       (336)       (303)
  Unearned compensation...............................        --          (12)
  Accumulated deficit.................................    (45,981)    (62,546)
                                                         --------    --------
    Total stockholders' equity........................    100,315      83,544
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $126,309    $101,233
                                                         ========    ========

           See notes to condensed consolidated financial statements.

                             SMARTDISK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        --------------------  -----------------
                                          2000       2001      2000      2001
                                        ---------  ---------  -------  --------
REVENUE
 Net product sales....................  $  30,837  $  20,208  $47,032  $ 37,040
 Research and development.............         61        100    1,209       100
 License fees and royalties...........         30        367       71       797
                                        ---------  ---------  -------  --------
   Total revenue......................     30,928     20,675   48,312    37,937
COST OF REVENUE.......................     21,480     15,433   32,811    27,862
                                        ---------  ---------  -------  --------
GROSS PROFIT..........................      9,448      5,242   15,501    10,075
OPERATING EXPENSES
 Research and development.............      2,543      2,454    4,548     4,963
 Sales and marketing..................      1,757      2,041    2,565     4,316
 General and administrative...........      2,897      3,109    5,065     5,992
 Amortization of goodwill and other
  acquisition related intangible
  assets..............................      7,396      7,525    9,634    15,075
                                        ---------  ---------  -------  --------
   Total operating expenses...........     14,593     15,129   21,812    30,346
                                        ---------  ---------  -------  --------
OPERATING LOSS........................     (5,145)    (9,887)  (6,311)  (20,271)
Interest and other income, net........        295        259    1,013       706
Interest expense......................        (41)        (6)     (88)      (13)
                                        ---------  ---------  -------  --------
Net loss before income taxes..........     (4,891)    (9,634)  (5,386)  (19,578)
Income tax benefit....................       (619)    (1,450)    (612)   (3,013)
                                        ---------  ---------  -------  --------
NET LOSS..............................  $  (4,272) $  (8,184) $(4,774) $(16,565)
                                        =========  =========  =======  ========
Loss per share--basic and diluted.....  $   (0.25) $   (0.47) $ (0.29) $  (0.95)
                                        =========  =========  =======  ========
Shares used in per share computation..     17,043     17,543   16,524    17,436
                                        =========  =========  =======  ========




           See notes to condensed consolidated financial statements.

                             SMARTDISK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
Cash flows from operating activities:
  Net loss.................................................. $ (4,774) $(16,565)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization...........................   10,874    16,352
    Provision for uncollectible accounts, sales returns and
     other credits..........................................      155       517
    Provision for inventory obsolescence....................      410       456
    Deferred income taxes...................................   (2,219)   (3,380)
    Other...................................................      (21)     (363)
    Changes in assets and liabilities:
      Accounts and notes receivable.........................   (2,021)   (1,531)
      Inventories...........................................     (133)    6,454
      Prepaid expenses and other current assets.............     (377)      606
      Deposits and other assets.............................     (104)       71
      Accounts payable......................................    1,143    (4,078)
      Income taxes payable..................................     (962)     (255)
      Deferred revenue......................................     (308)     (725)
      Other accrued liabilities.............................     (447)      684
                                                             --------  --------
        Net cash provided by (used in) operating
         activities.........................................    1,216    (1,757)
Cash flows from investing activities:
  Purchases of property and equipment, net of disposals.....     (741)     (487)
  Cash paid for acquisitions, net of cash acquired..........  (18,079)      --
  Cash paid for intellectual property.......................     (755)     (250)
  Decrease in restricted cash...............................      --      1,529
  Purchases of short-term investments.......................   (9,117)   (5,600)
  Sales and maturities of short-term investments............   22,910     5,007
                                                             --------  --------
        Net cash (used in) provided by investing
         activities.........................................   (5,782)      199
Cash flows from financing activities:
  Net repayments under lines of credit......................   (7,119)     (542)
  Collections on notes receivable from officers/employees...        6        33
  Proceeds from exercise of stock options...................      149       191
  Proceeds from stock issued under ESPP.....................      371        88
  Purchase of treasury stock................................      --         (1)
                                                             --------  --------
Net cash used in financing activities.......................   (6,593)     (231)
Effect of exchange rate fluctuations on cash................       33      (237)
                                                             --------  --------
Decrease in cash and cash equivalents.......................  (11,126)   (2,026)
Cash and cash equivalents at beginning of period............   19,080    12,833
                                                             --------  --------
Cash and cash equivalents at end of period.................. $  7,954  $ 10,807
                                                             ========  ========
Significant non-cash activities:
  Issuance of common stock for intellectual property........ $    240  $    --
  Note receivable obtained for stock option exercise........ $    210  $    --

           See notes to condensed consolidated financial statements.

                             SMARTDISK CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements for SmartDisk Corporation ("SmartDisk" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments--consisting of normal recurring accruals--considered necessary for a fair presentation have been included. Certain amounts in prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders' equity. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Note 2. Inventories

   Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

                                                           December 31, June 30,
                                                               2000       2001
                                                           ------------ --------
                                                              (in thousands)
   Finished goods.........................................   $ 6,147     $5,564
   Raw materials..........................................    10,519      4,192
                                                             -------     ------
     Total inventories....................................   $16,666     $9,756
                                                             =======     ======

Note 3. Net Loss Per Share

   For the three months ended June 30, 2000 and 2001, potential common shares totaling approximately 1,458,000 and 246,000, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. For the six months ended June 30, 2000 and 2001, potential common shares totaling approximately 1,585,000 and 386,000, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

                             SMARTDISK CORPORATION

Note 4. Comprehensive Loss

   Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. SmartDisk's other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       --------------------  -----------------
                                         2000       2001      2000      2001
                                       ---------  ---------  -------  --------
                                                  (in thousands)
Net loss.............................. $  (4,272) $  (8,184) $(4,774) $(16,565)
Other comprehensive income (loss):
  Unrealized gain (loss) on short-term
   investments, net of tax............        13         (1)      (4)       (2)
  Foreign currency translation
   adjustment.........................         8        (99)     (57)     (522)
                                       ---------  ---------  -------  --------
    Total comprehensive loss.......... $  (4,251) $  (8,284) $(4,835) $(17,089)
                                       =========  =========  =======  ========

Note 5. Acquisitions

   On March 6, 2000, SmartDisk completed its acquisition of VST Technologies, Inc. ("VST"), a Delaware corporation, located in Acton, Massachusetts, for approximately $16.4 million in cash, 1.1 million shares of SmartDisk common stock and options to acquire 443,000 shares of SmartDisk common stock. On April 28, 2000, SmartDisk completed its acquisition of Impleo Limited ("Impleo"), a corporation established under the laws of the United Kingdom, located in Wokingham, England, for approximately $200,000 in cash and 125,000 shares of SmartDisk common stock. These acquisitions were accounted for under the purchase method of accounting. Thus, the interim condensed consolidated financial statements for 2000 include the operating results of VST and Impleo from the respective dates of acquisition.

Note 6. Segment Information

   Based on its method of internal reporting, SmartDisk has two reportable segments: Digital connectivity products and personal storage products. Digital connectivity products primarily consist of the Company's FlashPath and Universal Serial Bus ("USB") -based flash memory card readers. Personal storage products primarily consist of the family of IEEE 1394 ("FireWire") bus and USB-based storage products, which include high performance, portable hard disk drives, optical disk drives and floppy disk drives for desktop and notebook PCs.

                             SMARTDISK CORPORATION

   The following table presents information about the Company's reportable segments:

                                                 Three Months     Six Months
                                                Ended June 30,  Ended June 30,
                                                --------------- ---------------
                                                 2001    2000    2001    2000
                                                ------- ------- ------- -------
                                                        (in thousands)
Digital connectivity products:
  Revenue...................................... $14,227 $ 9,507 $24,439 $15,709
                                                ======= ======= ======= =======
  Gross profit................................. $ 5,305 $ 2,728 $ 8,750 $ 4,789
                                                ======= ======= ======= =======
Personal storage products:
  Revenue...................................... $16,610 $10,701 $22,593 $21,331
                                                ======= ======= ======= =======
  Gross profit................................. $ 4,052 $ 2,196 $ 5,471 $ 4,697
                                                ======= ======= ======= =======
Other:
  Revenue...................................... $    91 $   467 $ 1,280 $   897
                                                ======= ======= ======= =======
  Gross profit................................. $    91 $   318 $ 1,280 $   589
                                                ======= ======= ======= =======
Total
  Revenue...................................... $30,928 $20,675 $48,312 $37,937
                                                ======= ======= ======= =======
  Gross profit................................. $ 9,448 $ 5,242 $15,501 $10,075
                                                ======= ======= ======= =======

   SmartDisk does not allocate operating expenses, interest and other income, interest expense or income tax expense or benefit to these segments for internal reporting purposes.

Note 7. Recent Accounting Pronouncements

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for gains and losses from changes in the fair value of a derivative instrument are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of SFAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Company.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of

                             SMARTDISK CORPORATION

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies).

   Because of the extensive effort required to comply with the adoption of SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the three and six months ended June 30, 2001, the Company recognized $3.3 million and $6.7 million of goodwill amortization, respectively.

Note 8. Contingencies

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

   On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging SmartDisk's infringement of a patent. On November 20, 2000, the Company prevailed in moving the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit and SmartDisk will vigorously defend against such claim. Accordingly, a contingent loss has not been accrued by the Company as of June 30, 2001.

Note 9. Subsequent Events

   Subsequent to June 30, 2001, a securities class action suit was filed against SmartDisk, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of SmartDisk's initial public offering: BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired SmartDisk securities between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and
Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus ("Prospectus") that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the initial public offering ("IPO") in exchange for excessive and undisclosed commissions; and (ii) the agreements between BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. SmartDisk considers this claim, as it relates to the Company, to be wholly without merit and SmartDisk will vigorously defend against such claim.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

   Certain statements in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Terminology such as "may," "will," "intend," "expect," "plan," "anticipate," "estimate," "believe," "continue," "predict," or other similar words identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding management's intent, belief or current expectation about, among other things, the following: our anticipated growth strategies, including trends in revenue, costs, gross margins and profitability; our intention to develop, market and introduce new products; anticipated growth of digital appliances and technology industries; anticipated trends in our businesses, including trends in the demand for personal storage and digital appliances and, therefore, demand for our products; expectations of consumer preferences and desires; future projections of our financial performance, future expenditures for capital projects and research and development; the emergence of certain competing technologies; potential uses for and applications of our products; and our ability to continue to control costs and maintain quality. Although our management believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to us on the date hereof. We make no commitment to update or revise any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in "Factors That May Affect Future Results of Operations" and in other documents that we file from time to time with the Securities and Exchange Commission.

   All trade names referenced in this report are either trademarks or registered trademarks of their respective holders.

Overview

   We design, develop, manufacture and market a range of consumer electronic products and software solutions that are enabling the digital age and simplifying the digital lifestyle. Our products help users transfer, store, manage and share digital music, video, pictures and data. Our digital connectivity products enable the easy and convenient sharing of information stored on flash media cards between digital appliances and PCs. Our personal storage products and related software are designed to provide an easy way to store, organize and retrieve digital data on portable, high-speed, high-capacity disk drives. Our innovative software will offer consumers the ability to create multimedia CDs that combine their digital music, videos and pictures and then share them with or without using a PC.

   Our digital connectivity products are designed to work across all popular PC platforms, support all leading flash memory media types and use high performance PC interfaces, such as Universal Serial Bus (USB). Our patented FlashPath products allow consumers to use the familiar 3.5-inch floppy drive-- found on most PCs worldwide--to simplify the exchange of images and other digital data between PCs and digital appliances. We market three FlashPath products that support four different flash memory cards: the SanDisk MultiMediaCard, the Sony Memory Stick, the Toshiba SmartMedia card and the SanDisk, Toshiba and Matsushita Secure Digital (SD) Card. These flash memory cards are used in various digital appliances including digital still cameras, digital video cameras, digital audio players and personal digital assistants made by a number of leading electronics manufacturers, including FujiFilm, JVC, Olympus, Palm, Panasonic, Sanyo, Sharp, Sony and Toshiba. Our high-speed Dual Media Reader and Tri-Media Reader address an expanding installed base of PCs with USB cable interfaces and are compatible with both Windows and Macintosh operating systems. During the second quarter, we introduced a new line of USB-based flash media readers that enable quicker transfer of digital files to PCs that include photo editing and management software. We believe that as consumers embrace the digital lifestyle, the number of applications for flash memory cards will continue to grow.

   Our FireWire- and USB-based personal storage products include high performance, portable hard disk drives, optical disk drives (CD-R/W) and floppy disk drives for desktop and notebook PCs. Substantially all of our personal storage products are compatible with Windows and Macintosh operating systems. We believe that the significant increase in data intensive digital content, such as imaging, music and video has created the need for increased digital personal storage. Our personal storage products and related software enhance the user's ability to transfer, store, organize and retrieve digital content. These products support very high data transfer rates and offer up to 120 Gigabytes of capacity.

   As digital applications and appliances proliferate, users are demanding software that will allow them to collect digital images and audio files from a variety of sources, create media shows via the PC, and then display them anywhere, using a PC, DVD or CD player. Our software solutions include our new MVP software application, which will enable consumers and businesses to create, organize and use digital multimedia both with and away from the PC.

Recent Developments

   Closing of Acton Facility. On May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations to our Naples, Florida headquarters. We anticipate these actions will allow us to centralize our operations, marketing and development efforts, improve efficiencies and increase our effectiveness. In connection with this closing, we recognized approximately $0.5 million in severance costs in the quarter ended June 30, 2001. We expect the closing to be substantially complete by September 30, 2001. As a result, we anticipate incurring additional costs during the third quarter associated with employee separation costs, excess facility costs and the disposal of fixed assets.

Results of Operations

   Revenue. Total revenue was approximately $20.7 million for the three months ended June 30, 2001 compared to approximately $30.9 million for the three months ended June 30, 2000. Total revenue was approximately $37.9 million for the six months ended June 30, 2001 compared to approximately $48.3 million for the six months ended June 30, 2000. These decreases primarily resulted from a decline in demand for our FlashPath products and various personal storage products and a decline in R&D revenue.

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

   Revenue from the sale of digital connectivity products decreased from approximately $14.2 million for the three months ended June 30, 2000 to approximately $9.5 million for the three months ended June 30, 2001. Product revenue from the sale of digital connectivity products decreased from approximately $24.4 million for the six months ended June 30, 2000 to approximately $15.7 million for the six months ended June 30, 2001. These decreases were primarily attributable to the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface, as consumers move towards devices with higher transfer speeds, such as our USB-based flash media readers. This is contributing to the decline in sales of our FlashPath products. We expect this trend to continue during the remainder of 2001, resulting in revenue from digital connectivity products being lower than the 2000 revenue associated with these products.

   Revenue from the sale of personal storage products decreased from approximately $16.6 million for the three months ended June 30, 2000 to approximately $10.7 million for the three months ended June 30, 2001. Product revenue from the sale of personal storage products decreased from approximately $22.6 million for the six months ended June 30, 2000 to approximately $21.3 million for the six months ended June 30, 2001. These decreases were primarily attributable to a decline in demand for our USB- and FireWire-based products arising from the continued weakness in the U.S. economy, as well as a decline in demand for expansion bay products due to the redesign of Apple laptop computers, which no longer contain expansion bay capabilities. In addition, we decreased the sale prices of various personal storage products in order to promote sales of excess and aging inventory. With improvement in the technology segment and the overall economy, we expect this trend to improve.

   Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our revenue from research and development agreements was $0.1 million for the three and six months ended June 30, 2001 compared to approximately $0.1 million and $1.2 million for the three and six months ended June 30, 2000, respectively.

   Our license fee and royalty revenue primarily consist of fees earned from a license agreement on our SafeBoot intellectual property. This agreement ended on June 30, 2001. We intend to enter into other licensing agreements for our existing and future intellectual property.

   Cost of Revenue. Cost of revenue includes the purchased cost of product, packaging, freight, scrap, and inventory write downs, as well as royalties for some of our digital connectivity products and personal storage products. Cost of revenue decreased to approximately $15.4 million for the three months ended June 30, 2001 compared to approximately $21.5 million for the three months ended June 30, 2000. Cost of revenue decreased to approximately $27.9 million for the six months ended June 30, 2001 compared to approximately $32.8 million for the six months ended June 30, 2000. These decreases in cost were due primarily to lower sales volume of our FlashPath products and certain personal storage products.

   Gross Profit. Our gross profit for the three months ended June 30, 2001 decreased to approximately $5.2 million or 25% of total revenue, compared to approximately $9.5 million or 31% of total revenue for the three months ended June 30, 2000. Our gross profit for the six months ended June 30, 2001 decreased to approximately $10.1 million or 27% of total revenue, compared to approximately $15.5 million or 32% of total revenue for the six months ended June 30, 2000. These decreases in the amount of gross profit are primarily attributable to a decline in demand for our FlashPath products, various aging personal storage products with declining margins and the decrease of research and development revenue.

   We expect our gross margin percentage to improve during upcoming quarters through reduction in component purchasing costs through Asian procurement, launches of new products with more cost effective designs and conversion to Asian manufacturing from U.S.-based manufacturing of personal storage products. We also expect our overall margin percentage to improve as the product mix begins to include our software products.

   Research and Development Expenses. Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses were approximately $2.5 million, or 12% of total revenue, for the three months ended June 30, 2001 compared to approximately $2.5 million, or 8% of total revenue, for the three months ended June 30, 2000. Research and development expenses increased to approximately $5.0 million, or 13% of total revenue, for the six months ended June 30, 2001 compared to approximately $4.5 million, or 9% of total revenue, for the six months ended June 30, 2000. The increase for the six months ended June 30, 2001 was primarily attributable to the inclusion of VST's results for the six months ended June 30, 2001 compared to the period from March 6, 2000 to June 30, 2000 in the preceding year.

   Research and development expenses related to digital connectivity and personal storage products were incurred to support the development of new products as well as the maintenance and refresh of existing products. In addition, research and development expenses were incurred in support of the development of our MVP software product. We believe that the continued introduction of new products with an emphasis on being first-to-market is important to our growth and will require increases in research and development expenditures. We expect that our research and development expenses will increase as we invest in the development of software applications and new and refined digital connectivity and personal storage products to conveniently transfer, store, manage and share digital content.

   Sales and Marketing Expenses. Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States, Japan and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs. Sales and marketing expenses for the three and six months ended June 30, 2001 increased by approximately $0.3 million and $1.8 million to approximately $2.0 million and $4.3 million compared to the three and six months ended June 30, 2000, respectively. These increases were primarily attributable to the inclusion of VST's results for the six months ended June 30, 2001 compared to the period from March 6, 2000 to June 30, 2000 in the preceding year. In connection with the VST acquisition in March 2000, we added a number of new products to our existing product lines, significantly increasing our total sales and marketing expenses. These added products require more catalog and magazine advertising than we have needed in the past due to our OEM relationships. In addition, we have increased our sales and marketing personnel to support the launch of new products and broadening of our distribution into more traditional consumer electronic and mass retail channels. We expect our sales and marketing expenses to increase in the future as we continue to support new product introductions and retail distribution initiatives.

   General and Administrative Expenses. General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $3.1 million and $6.0 million for the three and six months ended June 30, 2001 compared to approximately $2.9 million and $5.1 million for the three and six months ended June 30, 2000. The increase for the six months ended June 30, 2001 is primarily due to the inclusion of VST's results for the six months ended June 30, 2001 compared to the period from March 6, 2000 to June 30, 2000 in the preceeding year, as well as, increases in professional services, legal fees and personnel related costs. We expect the closing of our Acton, Massachusetts facility and the relocation of those operations to our Naples, Florida headquarters to be substantially complete by September 30, 2001. As a result, we anticipate incurring additional costs during the third quarter associated with employee separation costs, excess facility costs and the disposal of fixed assets. We expect our general and administrative expenses to decrease subsequent to the closing.

   Amortization of Goodwill and Other Acquisition Related Intangible
Assets. Amortization of goodwill and other acquisition related intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets acquired in the acquisition of VST Technologies, Inc. and Impleo Limited and from El Gato Software LLC. The separately identified intangible assets acquired consist of non-compete agreements, distribution channels, trade names, patents, and workforce in place. These intangible assets have lives ranging from one to five years from the date of acquisition. Purchase price not allocated to separately identified intangible assets was allocated to goodwill. Goodwill is amortized over a five-year life from the date of acquisition. For the three and six months ended June 30, 2001, amortization of goodwill and other acquisition related intangible assets totaled approximately $7.5 million and $15.1 million, respectively, compared to approximately $7.4 million and $9.6 million for the three and six months ended June 30, 2000. The increase for the six months ended June 30, 2001 is attributable to the inclusion of the amortization associated with the acquisitions of VST and Impleo for the six months ended June 30, 2001 compared to the period from March 6, 2000 to June 30, 2000 for VST and April 28, 2000 to June 30, 2000 for Impleo.

   Interest and Other Income. The primary components of interest and other income are interest earned on cash, cash equivalents and short-term investments and gains or losses on foreign exchange.

   Interest Expense. Interest expense is incurred on the bank line of credit in Japan and the United Kingdom.

   Provision for Income Taxes. We are subject to tax in the United States, Japan, Switzerland and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended June 30, 2001, income tax expense totaled approximately $ 0.2 million and $0.4 million, respectively. These amounts were offset by income tax benefits of approximately $1.7 million and $3.4 resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

Liquidity and Capital Resources

   Cash and cash equivalents decreased to approximately $10.8 million at June 30, 2001 from approximately $12.8 million at December 31, 2000. In addition to cash and cash equivalents, we have approximately $6.6 million in short-term investments and approximately $0.1 million in restricted cash.

   During the six months ended June 30, 2001, we used approximately $1.8 million and $0.2 million in operating and financing activities, respectively, offset in part by approximately $0.2 provided by investing activities.

   Net cash used in operating activities was approximately $1.8 million for the six months ended June 30, 2001 compared to cash provided by operating activities of approximately $1.2 million for the six months ended June 30, 2000. Our net loss of approximately $16.6 million primarily included non-cash charges of approximately $16.4 million for depreciation and amortization and approximately $1.0 million for provisions for uncollectible accounts, sales returns and other credits and inventory obsolescence offset by a decrease in deferred income taxes of approximately $3.4 million. We also used cash through changes in our operating assets and liabilities. We decreased accounts payable by approximately $4.1 million and increased accounts receivable by approximately $1.5 million. These amounts were offset by a decrease in inventories of approximately $6.5 million. Our accounts payable decreased primarily as a result of lower purchases of inventory. Our accounts receivable increased due to an increase in revenue for the three months ended June 30, 2001 compared to the three months ended December 31, 2000. Our inventories decreased as a result of lower purchases of inventory along with the sale of the inventory acquired in previous quarters.

   Net cash provided by investing activities was approximately $0.2 million for the six months ended June 30, 2001 compared to cash used in investing activities of approximately $5.8 million for the six months ended June 30, 2000. The most significant contributors of cash from investing activities in the first half of 2001 were approximately $5.0 million in connection with the sale of short-term investments and a decrease in restricted cash of approximately $1.5 million. These amounts were partially offset by purchases of short-term investments of approximately $5.6 million and approximately $0.7 million primarily used for the acquisition of the intellectual property of Multimedia Technology Center and equipment used in research, development, operational and administrative activities.

   Net cash used in financing activities was approximately $0.2 million and $6.6 million for the six months ended June 30, 2001 and 2000, respectively. Cash used in financing activities in the first half of 2001 was primarily attributable to net repayments under our lines of credit in Japan and the United Kingdom. During the first half of 2000, we used approximately $4.3 million to pay off the line of credit assumed as part of the acquisition of VST and $3.0 million to repay credit facilities in Japan.

   We maintain a line of credit in the United States under which we may borrow up to $5.0 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by certain short-term investments. As of June 30, 2001, we had not borrowed against this line of credit. This line of credit expires in April 2002, at which time we plan to replace or renew it.

   As of June 30, 2001, our Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $1.2 million, which was secured by accounts receivable of specified trade customers and a time deposit. The outstanding balance under the line of credit was approximately $1.2 million as of June 30, 2001. The line of credit was renewed in July 2001 with a maximum borrowing capacity of $0.8 million and expires in October 2001. The interest rate on borrowings under the new credit facility is 1.375% per year.

   As of June 30, 2001, our Japanese subsidiary also had a loan payable of approximately $0.2 million, which will be repaid in August 2001. This loan bears interest at an annualized rate of 1.375%.

   As of June 30, 2001, our UK subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.5 million. The credit facility expires in November 2001. The interest rate on borrowings under the credit facility is 1.5% over the 30-day LIBOR rate. As of June 30, 2001, no amounts were outstanding under this line of credit.

   We believe our cash and cash equivalents, short-term investments, credit facilities and the remaining net proceeds of our initial public offering in October 1999, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than currently planned, to develop and market new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

Recent Accounting Pronouncements

   Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires we to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for gains and losses from changes in the fair value of a derivative instrument are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies).

   Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the three and six months ended June 30, 2001, we recognized $3.3 million and $6.7 million of goodwill amortization, respectively.

Factors That May Affect Future Results of Operations

   Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

 We have incurred net losses and cannot guarantee that we will be profitable in the future.

   Except for the third and fourth quarters of 1999, we have incurred net losses on a quarterly basis since inception. We had a net loss of approximately $16.6 million for the six months ended June 30, 2001, primarily as a result of $11.7 million in amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, net of tax. In addition, as of June 30, 2001, we had an accumulated deficit of approximately $62.5 million. In light of our loss history and the amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, we cannot assure you that we will be profitable in the future.

 We may not be able to sell sufficient quantities of our products to sustain a viable business if the market for digital connectivity products does not continue to develop or if a competing technology displaces these products.

   Our current FlashPath products and other flash media readers are designed to provide connectivity between personal computers and digital appliances that use flash memory cards. The flash memory market is in the early stage of development and is still evolving. Our current dependence on sales of FlashPath exposes us to a substantial risk of loss in the event that the flash memory market does not continue to develop or if a competing technology replaces flash memory cards. If a competing memory storage device replaces or takes significant market share from the flash memory cards which our digital connectivity products support, we will not be able to sell our products in quantities sufficient to grow our business.

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

 A reduction in the use of the 3.5-inch floppy disk drive by consumers and manufacturers is contributing to the decrease in sales of our FlashPath products.

   Our current FlashPath products only work in conjunction with the standard 3.5-inch floppy disk drive. While the 3.5-inch floppy disk drive is found today in most PCs, a number of newer PC models do not have this device and new industry standards may emerge that render the 3.5-inch floppy disk drive obsolete. Advances in input devices such as CD-ROM and external data storage disk drives, such as Zip drives, are reducing the need for the 3.5-inch floppy diskette, which is contributing to the decrease in sales of our FlashPath products. In the future, we will have to rely on our other products and develop new products that use a different interface between personal computers and digital appliances.

 Since our FlashPath products work only in conjunction with the 3.5-inch floppy disk drive, advances in flash memory cards may make these products less competitive because of the increased time needed to transfer data using the 3.5-inch floppy disk drive.

   Consumer acceptance of our FlashPath products depends upon their ability to quickly transfer information from flash memory cards to PCs. However, the time needed to transfer information using a 3.5-inch disk drive increases as more data is transferred. As more memory is condensed on to flash memory cards, the time necessary to transfer all of the data from a single card will increase. As technological advances make it possible and feasible to produce higher density cards, FlashPath will be constrained by the inherent limitations of the 3.5-inch disk drive. In that case, FlashPath would be less attractive to consumers and our sales would decline.

 We may not be able to sell sufficient quantities of our personal storage products to sustain our future growth if PC manufacturers do not adopt IEEE 1394 as a high-speed peripheral interface or if a competing CPU interface displaces or prevents the widespread adoption of IEEE 1394.

   A substantial portion of our business depends on the adoption of Institute of Electrical and Electronics Engineering, or IEEE, 1394 technology by PC manufacturers. IEEE 1394 is a high speed PC interface that is replacing Small Computer System Interface, or SCSI, and parallel interfaces. If these manufacturers do not include a IEEE 1394 interface on their PCs or notebook computers, then we may not be able to sell sufficient quantities of our FireWire personal storage products to support our future growth. FireWire is Apple's trade name for IEEE 1394. For example, a new, competing high speed interface, such as Universal Serial Bus, or USB, 2.0, could be developed and emerge as an industry standard, thus limiting the demand for our FireWire technology and related personal storage products.

 We may not be able to sell sufficient quantities of our personal storage products to support our business if suppliers of our drives develop native FireWire-based personal storage products that do not require our FireWire conversion technology.

   We embed conversion ASICs and integrated software drivers in the hard disk drives we obtain from our suppliers, which enables our FireWire-based personal storage products to be used with FireWire-equipped computers. We license this technology and the firmware from LSI Logic, Texas Instruments and other integrated circuit suppliers. If our suppliers of drives were to develop a native FireWire solution that does not require the conversion ASICs and drivers embedded in our products, then we may not be able to sell sufficient quantities of our FireWire personal storage products to support our business.

 Most of our revenue is derived from only a few major products and our business will be seriously harmed if demand for those products declines.

   To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage products will continue to represent the most substantial portion of our net revenue through 2001. A decline in the price of or demand for these products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business. During the six months ended June 30, 2001, we derived approximately 76% of our product revenue from the sale of FlashPath and USB- and FireWire-based personal storage products.

 We must develop new products and introduce them in a timely manner in order to remain competitive.

   We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles. To be competitive in this demanding market, we must both continue to refine current products so that they remain competitive, and continually design, develop and introduce, in a timely manner, new products that meet the performance and price demands of OEMs and consumers. Product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel and strategic relationships, and identify and eliminate design flaws. These development activities will require the investment of substantial resources before revenue is derived from product sales. Any significant delay in releasing new products would adversely affect our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Further, we may not be able to recoup research and development expenditures if new products are not widely commercially accepted.

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

   Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to timely develop and engineer many of our current products, including our current FireWire and USB storage products. As a result of this collaborative relationship, we have received a substantial portion of our historical revenue from direct sales to Apple and Apple users. Moreover, we anticipate that a significant portion of our product revenue will continue to be derived from sales of our Apple compatible products in the near future. If Apple were to terminate our status as an Apple developer or if there were a material deterioration of our relationship, we would not be able to timely develop new technologies that are compatible with Apple's product road maps and this would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or may be configured and ordered along with a Macintosh computer. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

 A continued decline in the demand for Apple products would further reduce the market for many of our products.

   Our growth depends to a large extent on both our strategic relationship with Apple and demand for Apple products. This dependence is due primarily to the fact that, to date, Apple has been the principal PC manufacturer using the FireWire interface technology on which many of our products are based. The decline in demand for Apple products has contributed to the recent decline in sales of our personal storage products. If the decline in the demand for Apple products continues or if Apple suffers a material change in its business, the market for many of our products would be further negatively impacted.

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

   Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. If our future operating results materially fluctuate or are below the expectations of stock market analysts, our stock price would likely decline. Future fluctuations may result from a variety of factors including the following:

  . The timing and amount of orders we receive from our customers, which may be tied to seasonal demand for the consumer products manufactured and sold by OEMs;

  . Cancellations or delays of customer product orders, or the loss of a significant customer;

  . Reductions in consumer demand for our customers' products in general, such as Apple products, or for our products in particular, such as FlashPath;

  . The timing and amount of research and development expenditures;

  . The availability of manufacturing capacity necessary to make our products;

  . General business conditions in our markets in the United States, Japan and Europe, as well as general economic and political conditions;

  . Any new product introductions, or delays in product introductions, by us or our competitors;

  . Increased costs charged by our suppliers or changes in the delivery of products to us;

  . Increased competition or reductions in the average selling prices that we are able to charge;

  . Fluctuations in the value of foreign currencies, particularly the Japanese yen and British Pound, against the U.S. dollar; and

  . Changes in our product mix as well as possible seasonal demand for our products.

   As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

   The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to July 31, 2001, the reported last sale price for our common stock ranged from $2.19 to $65.13 per share. On July 31, 2001, the reported last sale price of our common stock was $3.30 per share.

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

   From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation that could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received communications alleging that our FlashPath products infringed a third party's patent rights. We have met with this third party, a non-public limited liability company, to gain a better understanding of its claim and attempted to resolve the dispute through mediation. Such mediation did not yield a resolution to the dispute and such party subsequently filed a complaint in the Central District Federal Court of the State of California. On November 20, 2000, we prevailed in moving the venue for such action from the State of California to the Middle District of Florida. (See
Part II, Item 1. "Legal Proceedings"). While we believe that we do not infringe upon this third party's patent and that such claim is wholly without merit, we cannot guarantee that the effects or outcome of this litigation will be favorable to SmartDisk. We also received correspondence alleging that our SafeBoot product violated another third party's intellectual property rights. We discussed this correspondence with counsel and concluded that our product does not infringe upon the third party's rights. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

 We have indemnification obligations related to our intellectual property, which may require us to pay damages.

   Our arrangements with Fuji Photo USA, Iomega, SanDisk, Sony, Toshiba and others require us to indemnify them for any damages they may suffer if a third party claims that we are violating their intellectual property rights. While, to date, we have not received indemnification claims, there may be future claims. For example, Fuji Photo USA has been named as a co-defendant in the above referenced complaint. We have agreed to indemnify Fuji Photo USA with respect to expenses or damages incurred by Fuji Photo USA in connection with this matter. Any indemnification claim may require us to pay substantial damages, which could negatively impact our financial condition.

 Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

   On July 26, 2001, a securities class action suit was filed against us, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of SmartDisk's initial public offering: BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to SmartDisk, to be wholly without merit and we will vigorously defend against such claim. Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

   Recently, three class action suits were filed against one of the underwriters in SmartDisk's initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.). We have not been named as a defendant in these suits. The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaints allege violations of Sections 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder). The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between BancBoston Robertson Stephens, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between BancBoston Robertson Stephens, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaints seek an undisclosed amount of damages, as well as attorney fees. No lead plaintiff has been appointed and a consolidated complaint has not been filed.

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

   Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, FujiFilm, Ingram Micro, Olympus or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results in sales to a limited number of customers, which account for a significant portion of our revenue. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the six months ended June 30, 2001, Apple, Sony and Ingram Micro accounted for approximately 15%, 17% and 22% of our revenue and our top five customers collectively accounted for approximately 64% of our revenue. We expect sales of our products to a limited number of customers to account for a significant portion of our net revenue through 2001. However, we expect to reduce our reliance on a limited number of customers for a large portion of our revenue by increasing our presence in the retail channel through newly formed relationships with major retailers.

 Since we sell our products to a limited number of large customers, we expect that those customers may pressure us to make price concessions, which would reduce our future gross margins.

   Our reliance on sales to a limited number of large customers may expose us to pressure for price concessions. Because of this reliance and because of our dependence on OEMs and distributors as a significant distribution channel, we expect that they may seek price concessions from us, which would reduce our average selling prices and our gross margins. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. We expect to reduce our reliance on OEMs and distributors by increasing our presence in the retail channel through newly formed relationships with major retailers.

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

 A new or competing data transfer solution that achieves significant market share or receives significant support from manufacturers would jeopardize our business.

   Our products currently compete with a number of cable and non-cable interfaces between personal computers and digital appliances, including ports, PCMCIA slots and infrared interfaces, all of which are PC peripheral interfaces. It is possible that one of these competing data transfer solutions, or another existing or new technology, could achieve a significant market presence or become supported by a number of significant flash memory card, personal storage or digital appliance manufacturers. Regardless of the relative benefits of our products, if a competing product gains significant market share or significant support of flash card manufacturers, this product would likely emerge as the industry standard and thereby achieve a dominant market position that would jeopardize our survival.

 We expect to continue outsourcing key operational functions and our ability to do so will be impaired if we are unable to maintain our strategic relationships.

   We have formed strategic relationships with a number of significant industry participants, including Apple, FujiFilm, Hitachi, Mitsumi, Olympus, Sony, Toshiba and Yamaichi. We depend upon these corporations to provide technical assistance and perform key manufacturing, marketing, distribution and other functions. For example, Yamaichi and Mitsumi currently manufacture some of our products, Toshiba and Apple provide technological assistance in the development of our products, and Sony, Olympus and FujiFilm market certain of our products. We expect that these and similar types of relationships will be critical to our growth because our business model calls for the continued outsourcing of many key operational functions and we do not currently have the resources to perform these functions ourselves.

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

   Approximately 32% of our revenue for the six months ended June 30, 2001 was attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenue for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries' accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders' investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the six months ended June 30, 2001, resulting in a foreign currency gain of approximately $399,000 and a foreign currency translation adjustment to reduce equity for approximately $522,000. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

 We depend on a limited number of contract and offshore manufacturers, and it may be difficult to find replacement manufacturers if our existing relationships are impaired.

   We contract with offshore manufacturers to produce some of our products and our dependence on a limited number of contract manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. For example, Yamaichi and Mitsumi are the sole manufacturers of our FlashPath products. We do not have contracts with Yamaichi or Mitsumi. If Yamaichi or Mitsumi terminates production, or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from three to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers would cause our sales to decline.

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

   Many of our products are manufactured overseas and a significant portion of our revenue is derived from overseas sales. Approximately 42% of our revenue during the six months ended June 30, 2001 was derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

  . Difficulties in monitoring production;

  . Transportation delays and interruptions;

  . Unexpected changes in regulatory requirements;

  . Currency exchange risks;

  . Tariffs and other trade barriers, including import and export restrictions;

  . Difficulties in staffing and managing disparate branch operations;

  . Political or economic instability;

  . Compliance with foreign laws;

  . Difficulties in protecting intellectual property rights in foreign countries;

  . Exchange controls; and

  . Potential adverse tax consequences, including with respect to repatriation of earnings.

   We intend to continue manufacturing our products overseas and we anticipate that international sales will continue to account for a significant portion of our revenue. Therefore, we expect to be subject to the risks outlined above for the foreseeable future.

 We have a limited number of suppliers of key components and our ability to produce finished products will be impaired if we are unable to obtain sufficient quantities of some components.

   Rohm is our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products. In our FlashPath products, the specific function of these integrated circuits is the conversion of digital and analog data. In addition, LSI Logic and Texas Instruments are our primary suppliers of ASICs for our FireWire products. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as 12 months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

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

   Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenue increasing from approximately $15.3 million in 1998 to approximately $96.7 million in 2000. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 119 as of July 31, 2001. We expect to continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

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

   We continually evaluate potential acquisitions of complementary businesses, products and technologies. We acquired VST in March 2000 and Impleo in April 2000. We may not realize the desired benefits of these transactions or of future transactions. In order to successfully integrate acquired companies we must, among other things:

  . Continue to attract and retain key management and other personnel;

  . Integrate the acquired products from both an engineering and sales and marketing prospective;

  . Establish a common corporate culture; and

  . Integrate geographically distant facilities, systems and employees.

   If our management's attention to day-to-day operations is diverted to integrating acquired companies or if problems in the integration process arise, our business could be adversely affected and we could be required to use a significant portion of our available cash. On May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations to our Naples, Florida headquarters. We anticipate these actions will allow us to centralize our operations, marketing and development efforts, improve efficiencies and increase our effectiveness. In connection with this closing, we recognized approximately $0.5 million in severance costs in the quarter ended June 30, 2001. We expect the closing to be substantially complete by September 30, 2001. As a result, we anticipate incurring additional costs during the third quarter associated with employee separation costs, excess facility costs and the disposal of fixed assets. If we are not successful in the timely integration of this facility, we may experience a disruption in our operations, which could have a material adverse affect on our business and operating results.

   If an acquisition is made utilizing our securities, a significant dilution to our stockholders and significant acquisition related charges to earnings could occur. Our acquisitions of VST and Impleo were dilutive and we expect that our earnings per share will remain negative for the foreseeable future as a result of these acquisitions, primarily due to the amortization of goodwill and intangible assets recorded under the purchase method of accounting. We may incur additional charges in the future resulting from redundancies in product lines, personnel and fixed assets associated with these acquisitions. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2001, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our investment portfolio includes marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

   The aggregate fair value of our short-term investments that were subject to market risk as of June 30, 2001 was approximately $6.6 million with a weighted-average interest rate of 4.25%.

   We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

   Foreign Exchange Risk. We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2001, resulting in a realized foreign currency gain of approximately $399,000 for the six months ended June 30, 2001. In addition, such fluctuations resulted in an unrealized foreign currency translation loss of approximately $522,000 for the six months ended June 30, 2001, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

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

   Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, during the six months ended June 30, 2001, a decrease in the Japanese yen to U.S. dollar of 10 percent would have resulted in a decrease in revenue of approximately $1.2 million and a decrease in the net loss before income tax of approximately $0.2 million. A 10 percent adverse change in the British pound against the U.S. dollar would not have a material effect on net loss before income taxes.

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

   Intangible Asset Risk. We have a substantial amount of intangible assets. Although at June 30, 2001 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   A complaint was filed on June 26, 2000 in the Central District Federal Court of the State of California by a party alleging our infringement of that party's patent. On November 20, 2000, we prevailed in moving the venue for such action from the State of California to the Middle District of Florida. We consider this claim to be wholly without merit. We intend to vigorously defend against this claim. See "Factors That May Affect Future Results of Operations Infringement claims by third parties could result in costly litigation and otherwise adversely impact our business."

   On July 26, 2001, a securities class action suit was filed against us, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of SmartDisk's initial public offering: BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to SmartDisk, to be wholly without merit and we will vigorously defend against such claim.

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

   Through June 30, 2001, we used approximately $19.0 million of the net proceeds from the offering for the acquisitions of VST Technologies, Inc., Impleo Limited and the intellectual property of El Gato Software, LLC and Multimedia Technology Center. In addition, we used $4.3 million to pay off VST's outstanding line of credit and $9.9 million for the purchase of equipment and funding of operations. The remaining $5.9 million has been invested in short-term, interest-bearing, investment grade securities.

Item 4. Submission of Matters to a Vote of Security Holders

   (a) We held our annual stockholders' meeting on May 30, 2001.

   (b) Not applicable.

   (c) The matters voted on at the annual stockholders' meeting and the tabulation of votes are as follows:

     i. Election of the following to the Board of Directors:

                                                                    VOTES
                                                             -------------------
                                                                FOR     WITHHELD
                                                             ---------- --------
   D. James Bidzos.......................................... 11,630,125 668,612
   Hirotsugu Nakaiwa........................................ 11,469,025 829,712

     ii. Approval of the amendment of our Amended and Restated 1999 Incentive Compensation Plan:

                                    VOTES
   -------------------------------------------------------------------------------------------
      FOR                AGAINST                    ABSTAIN                   BROKER NON-VOTES
   ----------           ---------                   -------                   ----------------
   10,960,175           1,321,231                   17,331                       5,397,497

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

     None.

   (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Smartdisk Corporation

                                                /s/ Michael S. Battaglia
                                          By: _________________________________
                                                    Michael S. Battaglia
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

                                                /s/ Michael R. Mattingly
                                          By: _________________________________
                                                    Michael R. Mattingly
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

Dated: August 14, 2001