Form 10-Q
period 2001-09-30
SMARTDISK CORP
filed 2001-11-14
CIK 1058959

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

    For the quarterly period ended September 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

    For the transition period from         to

                       Commission File Number: 000-27257

                               ----------------

                             SMARTDISK CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                       65-0733580
       (State or other jurisdiction of                       (I.R. S. Employer
       incorporation or organization)                       Identification No.)

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

  As of October 31, 2001, there were 17,739,817 shares of the Registrant's Common Stock outstanding, par value $0.001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SMARTDISK CORPORATION

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements..........................................    3
          1) Condensed Consolidated Balance Sheets
          as of December 31, 2000 and September 30, 2001................    3
          2) Condensed Consolidated Statements of Operations
          for the three and nine months ended September 30, 2000 and
          2001..........................................................    4
          3) Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2000 and 2001.........    5
          4) Notes to Condensed Consolidated Financial Statements.......    6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   10
 Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....   26
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings.............................................   28
 Item 2.  Changes in Securities and Use of Proceeds.....................   28
 Item 6.  Exhibits and Reports on Form 8-K..............................   28
 SIGNATURES..............................................................  29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             SMARTDISK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                      December 31, September 30,
                                                          2000         2001
                                                      ------------ -------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................    $ 12,833     $ 10,539
  Restricted cash...................................       1,671           --
  Short-term investments............................       6,001        5,600
  Accounts and notes receivable, net................       7,204        7,535
  Inventories.......................................      16,666        8,861
  Prepaid expenses and other current assets.........       3,262        2,377
                                                        --------     --------
    Total current assets............................      47,637       34,912
Property and equipment, net.........................       3,265        2,104
Goodwill and other intangible assets, net...........      75,098       10,522
Deposits and other assets...........................         309          261
                                                        --------     --------
TOTAL ASSETS........................................    $126,309     $ 47,799
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $  9,125     $  6,014
  Bank line of credit...............................       1,907          837
  Income taxes payable..............................         878          638
  Deferred revenue..................................         725           --
  Other accrued liabilities.........................       4,865        5,777
                                                        --------     --------
    Total current liabilities.......................      17,500       13,266
Deferred income taxes and other.....................       8,494        1,939
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares
 authorized; none issued............................         --           --
Common stock, $0.001 par value; 60,000 shares
 authorized; 17,596 issued and 17,509 outstanding at
 December 31, 2000; 17,835 issued and 17,740
 outstanding at September 30, 2001..................          18           18
Capital in excess of par value......................     146,388      146,700
Treasury stock, 87 shares at December 31, 2000 and
 95 shares at September 30, 2001, at cost...........         (89)         (94)
Accumulated other comprehensive income..............         315           89
Notes receivable from officers/employees............        (336)        (302)
Unearned compensation...............................          --           (8)
Accumulated deficit.................................     (45,981)    (113,809)
                                                        --------     --------
    Total stockholders' equity......................     100,315       32,594
                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........    $126,309     $ 47,799
                                                        ========     ========

           See notes to condensed consolidated financial statements.

                             SMARTDISK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      -------------------  -------------------
                                        2000      2001       2000      2001
                                      --------  ---------  --------  ---------
REVENUE
  Net product sales.................. $ 32,246  $  17,323  $ 79,278  $  54,363
  Research and development...........      --         --      1,209        100
  License fees and royalties.........      462        --        533        797
                                      --------  ---------  --------  ---------
    Total revenue....................   32,708     17,323    81,020     55,260
COST OF REVENUE......................   22,662     13,833    55,473     41,695
                                      --------  ---------  --------  ---------
GROSS PROFIT.........................   10,046      3,490    25,547     13,565
OPERATING EXPENSES
  Research and development...........    2,385      1,726     6,933      6,689
  Sales and marketing................    2,222      2,803     4,787      7,119
  General and administrative.........    3,280      3,436     8,345      9,428
  Amortization of goodwill and other
   acquisition related intangible
   assets............................    7,529      7,511    17,163     22,586
  Impairment of goodwill and other
   acquisition related intangible
   assets............................      --      42,003       --      42,003
                                      --------  ---------  --------  ---------
    Total operating expenses.........   15,416     57,479    37,228     87,825
                                      --------  ---------  --------  ---------
OPERATING LOSS.......................   (5,370)   (53,989)  (11,681)   (74,260)
Interest and other income (expense),
 net.................................      379       (288)    1,392        418
Interest expense.....................       (9)        (8)      (97)       (21)
                                      --------  ---------  --------  ---------
Net loss before income taxes.........   (5,000)   (54,285)  (10,386)   (73,863)
Income tax benefit...................   (1,088)    (3,022)   (1,700)    (6,035)
                                      --------  ---------  --------  ---------
NET LOSS............................. $ (3,912) $ (51,263) $ (8,686) $ (67,828)
                                      ========  =========  ========  =========
Loss per sharebasic and diluted...... $  (0.23) $   (2.91) $  (0.52) $   (3.88)
                                      ========  =========  ========  =========
Shares used in per share
 computation.........................   17,166     17,623    16,734     17,499
                                      ========  =========  ========  =========

           See notes to condensed consolidated financial statements.

                             SMARTDISK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2000      2001
                                                           --------  ---------
Cash flows from operating activities:
  Net loss................................................ $ (8,686) $ (67,828)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Depreciation and amortization.........................   19,067     24,460
    Impairment of goodwill and other acquisition related
     intangible assets....................................      --      42,003
    Provision for uncollectible accounts, sales returns
     and other credits....................................      221      1,222
    Provision for inventory obsolescence..................      847      2,250
    Deferred income taxes.................................   (3,891)    (6,551)
    (Gain) loss on disposal of fixed assets...............      (97)       401
    Other.................................................      (82)      (198)
    Changes in assets and liabilities:
      Accounts and notes receivable.......................   (3,308)    (1,553)
      Inventories.........................................     (200)     5,554
      Prepaid expenses and other current assets...........     (861)       884
      Deposits and other assets...........................      (68)        48
      Accounts payable....................................      724     (3,111)
      Income taxes payable................................     (858)      (240)
      Deferred revenue....................................      779       (725)
      Other accrued liabilities...........................      447        913
                                                           --------  ---------
Net cash provided by (used in) operating activities.......    4,034     (2,471)
Cash flows from investing activities:
  Purchases of property and equipment, net of disposals...   (1,446)      (804)
  Cash paid for acquisitions, net of cash acquired........  (18,221)       --
  Cash paid for intellectual property.....................     (778)      (250)
  Decrease in restricted cash.............................      --       1,671
  Purchases of short-term investments.....................   (9,116)    (5,600)
  Sales and maturities of short-term investments..........   22,960      6,007
                                                           --------  ---------
Net cash (used in) provided by investing activities.......   (6,601)     1,024
Cash flows from financing activities:
  Net repayments under lines of credit....................   (7,019)    (1,070)
  Collections on notes receivable from
   officers/employees.....................................       45         34
  Proceeds from exercise of stock options.................      242        207
  Proceeds from stock issued under ESPP...................      371         88
  Purchase of treasury stock..............................      --          (5)
                                                           --------  ---------
Net cash used in financing activities.....................   (6,361)      (746)
Effect of exchange rate fluctuations on cash..............       90       (101)
                                                           --------  ---------
Decrease in cash and cash equivalents.....................   (8,838)    (2,294)
Cash and cash equivalents at beginning of period..........   19,080     12,833
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 10,242  $  10,539
                                                           ========  =========
Significant non-cash activities:
  Issuance of common stock for intellectual property...... $    240  $     --
  Note receivable obtained for stock option exercise...... $    210  $     --

           See notes to condensed consolidated financial statements.

                             SMARTDISK CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

  The accompanying unaudited interim condensed consolidated financial statements for SmartDisk Corporation ("SmartDisk" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders' equity. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Note 2. Inventories

  Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

                                                      December 31, September 30,
                                                          2000         2001
                                                      ------------ -------------
                                                            (in thousands)
      Finished goods.................................   $ 6,147       $6,053
      Raw materials..................................    10,519        2,808
                                                        -------       ------
      Total inventories..............................   $16,666       $8,861
                                                        =======       ======

Note 3. Net Loss Per Share

  For the three months ended September 30, 2000 and 2001, potential common shares totaling approximately 1,368,000 and 194,000, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2000 and 2001, potential common shares totaling approximately 1,487,000 and 290,000, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

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

                                             Three Months       Nine Months
                                                Ended              Ended
                                            September 30,      September 30,
                                           -----------------  -----------------
                                            2000      2001     2000      2001
                                           -------  --------  -------  --------
                                                    (in thousands)
Net loss.................................. $(3,912) $(51,263) $(8,686) $(67,828)
Other comprehensive income (loss):
 Unrealized gain (loss) on short-term
  investments, net of tax.................      34        (4)      30        (6)
 Foreign currency translation adjustment..     (82)      303     (139)     (220)
                                           -------  --------  -------  --------
Total comprehensive loss.................. $(3,960) $(50,964) $(8,795) $(68,054)
                                           =======  ========  =======  ========

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

Note 6. Impairment of Goodwill and Other Acquisition Related Intangible Assets

  The Company continually evaluates the recoverability of its long-lived assets, such as goodwill and other acquisition related intangible assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, a significant decline in the stock price for a sustained period, the market capitalization relative to net book value and significant negative industry or economic trends which indicate that this trend may continue for an indefinite period of time. If management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

  Based on the impairment review performed for the quarter ended September 30, 2001, the Company recorded a $42.0 million impairment charge in the third quarter to reduce goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition. The assumptions supporting future cash flows, including the discount rate, were determined using management's best estimates.

Note 7. Segment Information

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

  The following table presents information about the Company's reportable segments:

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                --------------- ---------------
                                                 2000    2001    2000    2001
                                                ------- ------- ------- -------
                                                        (in thousands)
Digital connectivity products:
 Revenue....................................... $11,975 $ 5,629 $36,414 $21,338
                                                ======= ======= ======= =======
 Gross profit.................................. $ 4,173 $ 1,924 $12,923 $ 6,713
                                                ======= ======= ======= =======
Personal storage products:
 Revenue....................................... $20,271 $11,694 $42,864 $33,025
                                                ======= ======= ======= =======
 Gross profit.................................. $ 5,556 $ 1,566 $11,027 $ 6,263
                                                ======= ======= ======= =======
Other:
 Revenue....................................... $   462 $    -- $ 1,742 $   897
                                                ======= ======= ======= =======
 Gross profit.................................. $   317 $    -- $ 1,597 $   589
                                                ======= ======= ======= =======
Total
 Revenue....................................... $32,708 $17,323 $81,020 $55,260
                                                ======= ======= ======= =======
 Gross profit.................................. $10,046 $ 3,490 $25,547 $13,565
                                                ======= ======= ======= =======

  SmartDisk does not allocate operating expenses, interest and other income, interest expense or income tax expense or benefit to these segments for internal reporting purposes.

Note 8. Facility Closing

  On May 31, 2001, the Company announced its intention to close its Acton, Massachusetts facility and move those operations into its Naples, Florida headquarters. In the connection with this closing, which was substantially completed as of September 30, 2001, the Company recognized approximately $1.2 million and $1.7 million in expenses during the three and nine months ended September 30, 2001, respectively. Total closing expenses are comprised of $0.6 million in severance costs recorded as operating expenses, approximately $0.6 million in lease cancellation costs recorded in general and administrative expenses and approximately $0.5 in property and equipment writedowns recorded in other expenses. The severance costs incurred in association with the closing of the facility relate to the 20 employees whose positions were eliminated.

Note 9. Recent Accounting Pronouncements

  Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for gains and losses from changes in the fair value of a derivative instrument are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of SFAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Company.

  In April 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. EITF Issue No. 00-25 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of EITF Issue No.00-25 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies).

  Because of the extensive effort required to comply with the adoption of SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the three and nine months ended September 30, 2001, the Company recognized $3.1 million and $9.3 million of goodwill amortization, respectively.

  In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 10. Contingencies

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

  On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging SmartDisk's infringement of a patent. On November 20, 2000, the Company prevailed in moving the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of September 30, 2001.

  On July 26, 2001, a securities class action suit was filed against SmartDisk, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of SmartDisk's initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired SmartDisk securities between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus ("Prospectus") that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the initial public offering ("IPO") in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. SmartDisk considers this claim, as it relates to the Company, to be wholly without merit and SmartDisk will vigorously defend against such claim.

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

Overview

  We design, develop, manufacture and market a range of consumer electronic products and software solutions that are enabling the digital age and simplifying the digital lifestyle. Our products help users transfer, store, manage and share digital music, video, pictures and data. Our digital connectivity products enable the easy and convenient sharing of information stored on flash media cards between digital appliances and PCs. Our personal storage products and related software are designed to provide an easy way to store, organize and retrieve digital data on portable, high-speed, high-capacity disk drives. Our innovative software offers consumers the ability to create slideshows on CDs that combine their digital music, videos and pictures and then to share them with others by using a standard DVD player and TV.

  Our digital connectivity products are designed to work across all popular PC platforms, support all leading flash memory media types and use high performance PC interfaces, such as Universal Serial Bus (USB). Our patented FlashPath products allow consumers to use the familiar 3.5-inch floppy drive-- found on most PCs worldwide--to simplify the exchange of images and other digital data between PCs and digital appliances. We market three FlashPath products that support four different flash memory cards: the SanDisk MultiMediaCard, the Sony Memory Stick, the Toshiba SmartMedia card and the SanDisk, Toshiba and Matsushita Secure Digital (SD) Card. These flash memory cards are used in various digital appliances including digital still cameras, digital video cameras, digital audio players and personal digital assistants made by a number of leading electronics manufacturers, including FujiFilm, JVC, Olympus, Palm, Panasonic, Sanyo, Sharp, Sony and Toshiba. During the third quarter, we introduced a new line of USB-based flash media readers that enable quicker transfer of digital files to PCs that include photo editing and management software. We believe that as consumers embrace the digital lifestyle, the number of applications for flash memory cards will continue to grow and their price per megabyte will continue to fall.

  Our FireWire- and USB-based personal storage products include high performance, portable hard disk drives, optical disk drives (CD-R/W) and floppy disk drives for desktop and notebook PCs. Substantially all of our personal storage products are compatible with Windows and Macintosh operating systems. We believe that the significant increase in data intensive digital content, such as imaging, music and video has created the need for increased digital personal storage. Our personal storage products and related software enhance the user's ability to transfer, store, organize and retrieve digital content. These products support very high data transfer rates and offer up to 100 Gigabytes of capacity. During the third quarter, we introduced FireFly, the first in our new line of hard drives that pioneer higher capacity drives in miniature size.

  As digital applications and appliances proliferate, users are demanding software that will allow them to collect digital images and audio files from a variety of sources, create media shows via the PC, and then display them anywhere, using a PC, DVD or CD player. Our software solutions include our new MVP software application, which enables consumers and businesses to create, organize and use digital multimedia both with and away from the PC. We began shipping MVP to retailers during the third quarter.

Results of Operations

  Revenue. Total revenue was approximately $17.3 million for the three months ended September 30, 2001 compared to approximately $32.7 million for the three months ended September 30, 2000. Total revenue was approximately $55.3 million for the nine months ended September 30, 2001 compared to approximately $81.0 million for the nine months ended September 30, 2000. These decreases primarily resulted from a decline in demand for our FlashPath products and various personal storage products and a decline in R&D revenue.
Product revenue is recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. We defer recognition of revenue on shipments to certain distributors until the distributors have resold the products. We record a provision for estimated product returns at the time the related revenue is recognized on sales to certain resellers that have rights of return. Product revenue at our Japanese subsidiary is recognized upon acceptance by the customer.

  Revenue from the sale of digital connectivity products decreased from approximately $12.0 million for the three months ended September 30, 2000 to approximately $5.6 million for the three months ended September 30, 2001. Product revenue from the sale of digital connectivity products decreased from approximately $36.4 million for the nine months ended September 30, 2000 to approximately $21.3 million for the nine months ended September 30, 2001. These decreases were primarily attributable to the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface, as consumers move towards devices with higher transfer speeds, such as our USB-based flash media readers. In addition, our revenue suffered as a result of the continued weakness in the worldwide economy. Both of these factors are contributing to the decline in sales of our FlashPath products. We expect this trend to continue during the remainder of 2001, resulting in revenue from digital connectivity products being lower than the 2000 revenue associated with these products.

  Revenue from the sale of personal storage products decreased from approximately $20.3 million for the three months ended September 30, 2000 to approximately $11.7 million for the three months ended September 30, 2001. Product revenue from the sale of personal storage products decreased from approximately $42.9 million for the nine months ended September 30, 2000 to approximately $33.0 million for the nine months ended September 30, 2001. These decreases were primarily attributable to a decline in demand for our USB- and FireWire-based products arising from the continued weakness in the worldwide economy, as well as a decline in demand for expansion bay products due to the redesign of Apple laptop computers, which no longer contain expansion bay capabilities. In addition, we decreased the sale prices of various personal storage products in order to stimulate market demand.

  Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our revenue from research and development agreements was $0.1 million for the nine months ended September 30, 2001 compared to approximately $1.2 million for the nine months ended September 30, 2000.

  Our license fee and royalty revenue primarily consist of fees earned from a license agreement on our SafeBoot intellectual property. This agreement ended on June 30, 2001. As opportunities arise, we intend to enter into other licensing agreements for our existing and future intellectual property.

  Cost of Revenue. Cost of revenue includes the purchased cost of product, packaging, freight, scrap, and inventory write downs, as well as royalties for some of our digital connectivity products and personal storage products. Cost of revenue decreased to approximately $13.8 million for the three months ended September 30, 2001 compared to approximately $22.7 million for the three months ended September 30, 2000. Cost of revenue decreased to approximately $41.7 million for the nine months ended September 30, 2001 compared to approximately $55.5 million for the nine months ended September 30, 2000. These decreases in cost were due primarily to lower sales volume of our FlashPath products and certain personal storage products offset in part by inventory writedowns of our aging legacy storage products.

  Gross Profit. Our gross profit for the three months ended September 30, 2001 decreased to approximately $3.5 million or 20% of total revenue, compared to approximately $10.0 million or 31% of total revenue for the three months ended September 30, 2000. Our gross profit for the nine months ended September 30, 2001 decreased to approximately $13.6 million or 25% of total revenue, compared to approximately $25.5 million or 32% of total revenue for the nine months ended September 30, 2000. These decreases in the amount of gross profit are primarily attributable to a decline in demand for our FlashPath products, various aging personal storage products with declining margins and the decrease of research and development revenue along with inventory writedowns of our aging legacy storage products.

  We currently expect our gross margin percentage to improve during upcoming quarters through reduction in component purchasing costs through Asian procurement, launches of new products with more cost effective designs and conversion to Asian manufacturing from U.S.-based manufacturing of personal storage products. We also expect our overall margin percentage to improve as the product mix begins to include our software products.

  Research and Development Expenses. Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses were approximately $1.7 million, or 10% of total revenue, for the three months ended September 30, 2001 compared to approximately $2.4 million, or 7% of total revenue, for the three months ended September 30, 2000. Research and development expenses were approximately $6.7 million, or 12% of total revenue, for the nine months ended September 30, 2001 compared to approximately $6.9 million, or 9% of total revenue, for the nine months ended September 30, 2000. These decreases were primarily attributable to cost savings realized during the periods as a result of the closing of our Acton, Massachusetts facility.

  Research and development expenses related to digital connectivity and personal storage products were incurred to support the development of new products as well as the maintenance and refresh of existing products. In addition, research and development expenses were incurred in support of the development of our MVP software product and our new line of hard disk drives. We believe that the continued introduction of new products is important to our growth and will require increases in research and development expenditures. We expect that our research and development expenses will increase as we invest in the development of software applications and new and refined digital connectivity and personal storage products to conveniently transfer, store, manage and share digital content.

  Sales and Marketing Expenses. Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States, Japan and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs. Sales and marketing expenses for the three and nine months ended September 30, 2001 increased by approximately $0.6 million and $2.3 million to approximately $2.8 million and $7.1 million compared to the three and nine months ended September 30, 2000, respectively. These increases were primarily attributable to the inclusion of VST's results for the nine months ended September 30, 2001 compared to the period from March 6, 2000 to September 30, 2000 in the preceding year. In connection with the VST acquisition in March 2000, we added a number of new products to our existing product lines, significantly increasing our total sales and marketing expenses. These added products require more catalog and magazine advertising than we have needed in the past due to our OEM relationships. In addition, we have increased our sales and marketing personnel to support the launch of new products and broadening of our distribution into more traditional consumer electronic and mass retail channels. We expect our sales and marketing expenses to increase in the future as we continue to support new product introductions and retail distribution initiatives.

  General and Administrative Expenses. General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, human resources, legal and administrative functions, as well as lease rental expense, utilities, maintenance expenses, taxes, insurance, legal and accounting professional fees, depreciation and amortization. General and administrative expenses increased to approximately $3.4 million and $9.4 million for the three and nine months ended September 30, 2001 compared to approximately $3.3 million and $8.3 million for the three and nine months ended September 30, 2000, respectively. The increase for the nine months ended September 30, 2001 is primarily due to the inclusion of VST's results for the nine months ended September 30, 2001 compared to the period from March 6, 2000 to September 30, 2000 in the preceding year, as well as, integration expenses associated with the closing of our Acton, Massachusetts facility and the relocation of those operations into our Naples, Florida headquarters. We expect our general and administrative expenses to decrease as a result of the closing of our Acton, Massachusetts facility.

  Amortization of Goodwill and Other Acquisition Related Intangible
Assets. Amortization of goodwill and other acquisition related intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets acquired in the acquisition of VST Technologies, Inc. and Impleo Limited and from El Gato Software LLC. The separately identified intangible assets acquired consist of non-compete agreements, distribution channels, trade names, patents, and workforce in place. These intangible assets have lives ranging from one to five years from the date of acquisition. Purchase price not allocated to separately identified intangible assets was allocated to goodwill. Goodwill is amortized over a five-year life from the date of acquisition. For the three and nine months ended September 30, 2001, amortization of goodwill and other acquisition related intangible assets totaled approximately $7.5 million and $22.6 million, respectively, compared to approximately $7.5 million and $17.2 million for the three and nine months ended September 30, 2000, respectively. The increase for the nine months ended September 30, 2001 is attributable to the inclusion of the amortization associated with the acquisitions of VST and Impleo for the nine months ended September 30, 2001 compared to the period from March 6, 2000 to September 30, 2000 for VST and April 28, 2000 to September 30, 2000 for Impleo.

  Impairment of Goodwill and Other Acquisition Related Intangible Assets. We continually evaluate the recoverability of our long-lived assets, such as goodwill and other acquisition related intangible assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, a significant decline in the stock price for a sustained period, the market capitalization relative to net book value and significant negative industry or economic trends which indicate that this trend may continue for an indefinite period of time. If we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

  Based on the impairment review performed for the quarter ended September 30, 2001, we recorded a $42.0 million impairment charge to reduce goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition. The charge was determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using our best estimates.

  Closing of Acton Facility. On May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This closing allows us to centralize our operations and marketing and development efforts, improve operational efficiencies and otherwise increase the effectiveness of our business. In connection with this closing, which was substantially completed as of September 30, 2001, we recognized approximately $1.2 million and $1.7 million in expenses during the three and nine months ended September 30, 2001, respectively. Total closing expenses are comprised of $0.6 million in severance costs recorded as operating expenses, approximately $0.6 million in lease cancellation costs recorded in general and administrative expenses and approximately $0.5 in property and equipment writedowns recorded in other expenses.

  Interest and Other Income. The primary components of interest and other income are interest earned on cash, cash equivalents and short-term investments and gains or losses on foreign exchange.

  Interest Expense. Interest expense is incurred on the bank line of credit in Japan and the United Kingdom.

  Provision for Income Taxes. We are subject to tax in the United States, Japan, Switzerland and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended September 30, 2001, income tax expense totaled approximately $0.1 million and $0.5 million, respectively. These amounts were offset by income tax benefits of approximately $3.1 million and $6.5 resulting from amortization expense and writedown of certain intangible assets related to the VST and Impleo acquisitions. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

Liquidity and Capital Resources

  Cash and cash equivalents decreased to approximately $10.5 million at September 30, 2001 from approximately $12.8 million at December 31, 2000. In addition to cash and cash equivalents, we have approximately $5.6 million in short-term investments.

  During the nine months ended September 30, 2001, we used approximately $2.5 million and $0.7 million in operating and financing activities, respectively, offset in part by approximately $1.0 provided by investing activities.

  Net cash used in operating activities was approximately $2.5 million for the nine months ended September 30, 2001 compared to cash provided by operating activities of approximately $4.0 million for the nine months ended September 30, 2000. Our net loss of approximately $67.8 million included non-cash charges of approximately $24.5 million for depreciation and amortization, approximately $42.0 million for writedown of goodwill and other acquisition related intangible assets and approximately $3.5 million for provisions for uncollectible accounts, sales returns and other credits and inventory obsolescence offset by a decrease in deferred income taxes of approximately $6.6 million. We also used cash through changes in our operating assets and liabilities. Our accounts payable decreased by approximately $3.1 million and our accounts receivable increased by approximately $1.6 million. These amounts were offset by a decrease in inventories of approximately $5.6 million and an increase in other accrued liabilities of approximately $0.9 million. Our accounts payable decreased primarily as a result of lower purchases of inventory. Our accounts receivable increased due to an increase in revenue for the three months ended September 30, 2001 compared to the three months ended December 31, 2000. Our inventories decreased as a result of lower purchases of inventory, the sale of inventory acquired in previous quarters and the recording of inventory writedowns associated with our aging legacy storage products.

  Net cash provided by investing activities was approximately $1.0 million for the nine months ended September 30, 2001 compared to cash used in investing activities of approximately $6.6 million for the nine months ended September 30, 2000. The most significant contributors of cash from investing activities for the nine months ended September 30, 2001 were approximately $6.0 million in connection with the sale of short-term investments and a decrease in restricted cash of approximately $1.7 million. These amounts were partially offset by purchases of short-term investments of approximately $5.6 million and approximately $1.1 million primarily used for the acquisition of the intellectual property of Multimedia Technology Center and equipment used in research, development, operational and administrative activities.

  Net cash used in financing activities was approximately $0.7 million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used in financing activities for the nine months ended September 30, 2001 was primarily attributable to net repayments under our lines of credit in Japan and the United Kingdom. During the nine months ended September 30, 2000, we used approximately $4.3 million to pay off the line of credit assumed as part of the acquisition of VST and $3.0 million to repay credit facilities in Japan.

  We maintain a line of credit in the United States under which we may borrow up to $5.0 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by certain short-term investments. As of September 30, 2001, we had not borrowed against this line of credit. This line of credit expires in April 2002, at which time we plan to replace or renew it.

  As of September 30, 2001, our Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.8 million, which was secured by accounts receivable of specified trade customers. The outstanding balance under the line of credit was approximately $0.8 million as of September 30, 2001. The line of credit was renewed in October 2001 with a maximum borrowing capacity of $0.4 million and expires in January 2002. The balance above the maximum borrowing capacity is being paid on various specific dates through January 2002. The interest rate on borrowings under the new credit facility is 1.875% per year.

  As of September 30, 2001, our UK subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.5 million. The credit facility expires in November 2001. The interest rate on borrowings under the credit facility is 1.5% over the 30-day LIBOR rate. As of September 30, 2001, no amounts were outstanding under this line of credit. We hope to enter into a new credit facility after the expiration of this line.

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

Recent Accounting Pronouncements

  Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires we to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for gains and losses from changes in the fair value of a derivative instrument are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

  In April 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. EITF Issue No. 00-25 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of EITF Issue No.00-25 is not expected to have a material impact on our financial position, results of operations or cash flows.

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies).

  Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the three and nine months ended September 30, 2001, we recognized $3.1 million and $9.3 million of goodwill amortization, respectively.

  In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

Factors That May Affect Future Results of Operations

  Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

We have incurred net losses and cannot guarantee that we will be profitable in the future.

  Except for the third and fourth quarters of 1999, we have incurred net losses on a quarterly basis since inception. We had a net loss of approximately $67.8 million for the nine months ended September 30, 2001, primarily as a result of $58.1 million in after-tax amortization and writedown of goodwill and other acquisition related intangible assets from the VST and Impleo acquisitions. In addition, as of September 30, 2001, we had an accumulated deficit of approximately $113.8 million. In light of our loss history and the amortization of goodwill and other intangible assets from the VST and Impleo acquisitions, we cannot assure you that we will be profitable in the future.

Reduced consumer demand for our FlashPath products may have a significant impact on our business.

  Our current FlashPath products and other flash media readers are designed to provide connectivity between personal computers and digital appliances that use flash memory cards. Our current dependence on sales of FlashPath exposes us to a substantial risk of loss in the event that the flash memory market does not continue to develop or if a competing technology replaces flash memory cards. If a competing memory storage device replaces or takes significant market share from the flash memory cards, which our digital connectivity products support, we will not be able to sell our products in quantities sufficient to grow our business.

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

Our sales of digital connectivity products may also be harmed if a single standard for flash memory cards emerges.

  We believe that demand for our flash memory connectivity products is also driven, to a large extent, by the absence of a single standard for flash memory cards. There are currently five major flash memory cards, none of which has emerged as the industry standard. Should one of these cards or a new technology emerge as an industry standard, flash memory card readers could be built into PCs, eliminating the need for our current flash memory connectivity products.

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

  To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage products will continue to represent the most substantial portion of our net revenue through 2001 and into 2002. A decline in the price of or demand for these products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business. During the nine months ended September 30, 2001, we derived approximately 77% of our product revenue from the sale of FlashPath and USB- and FireWire-based personal storage products.

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

  The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to October 31, 2001, the reported last sale price for our common stock ranged from $1.40 to $65.13 per share. On October 31, 2001, the reported last sale price of our common stock was $1.54 per share.

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

  Our proprietary technology with respect to 3.5-inch floppy disk drive interfaces and USB and FireWire source codes is critical to our future growth. We rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. However, the patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. We have, in fact, filed a complaint against one of our former patent attorneys for improperly copying one of our patent applications and filing a patent application without our consent naming himself as a co-inventor. This matter was settled with no materially adverse consequences to us. In addition, we may not receive trademark protection for our "SmartDisk" name. We have filed for trademark registration of the name "SmartDisk," but this has not yet been granted. We are aware of a trademark application for the name "SmartDisk" that was filed by another company. Our application could be denied and we could be prohibited from using the "SmartDisk" name. In that event, we would be required to incur substantial costs to establish new name recognition.

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

  On July 26, 2001, a securities class action suit was filed against us, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to SmartDisk, to be wholly without merit and we will vigorously defend against such claim. Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

  Recently, three additional class action suits were filed against one of the underwriters in our initial public offering: FleetBoston Robertson Stephens, Inc. The suits were also filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. These complaints make similar allegations that the registration statement and prospectus violate section 10(b) of the Exchange Act and Rule 10b-5 as a result of the undisclosed agreements between FleetBoston Robertson Stephens and certain inventors and customers. The complaints seek an undisclosed amount of damages, as well as attorney fees.

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

  Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, FujiFilm, Ingram Micro, Olympus or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results in sales to a limited number of customers, which account for a significant portion of our net revenue. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the nine months ended September 30, 2001, Sony, Apple, and Ingram Micro accounted for approximately 17%, 21% and 22% of our revenue and our top five customers collectively accounted for approximately 68% of our revenue. We expect sales of our products to a limited number of customers to account for a significant portion of our net revenue through 2001. However, we expect to reduce our reliance on a limited number of customers for a large portion of our revenue by increasing our presence in the retail channel through newly formed relationships with major retailers.

Since we sell our products to a limited number of large customers, we expect that those customers may pressure us to make price concessions, which would reduce our future gross margins.

  Our reliance on sales to a limited number of large customers may expose us to pressure for price concessions. Because of this reliance and because of our dependence on OEMs and distributors as a significant distribution channel, we expect that they may seek price concessions from us, which would reduce our average selling prices and our gross margins. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. We hope to reduce our reliance on OEMs and distributors by increasing our presence in the retail channel through newly formed relationships with major retailers.

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

  Approximately 30% of our revenue for the nine months ended September 30, 2001 was attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenue for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries' accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders' investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the nine months ended September 30, 2001, resulting in a foreign currency gain of approximately $0.2 million and a foreign currency translation adjustment to reduce equity for approximately $0.2 million. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

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

  Many of our products are manufactured overseas and a significant portion of our revenue is derived from overseas sales. Approximately 41% of our revenue during the nine months ended September 30, 2001 was derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

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

  Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenue increasing from approximately $15.3 million in 1998 to approximately $96.7 million in 2000. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 88 as of October 31, 2001. We expect to continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

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

  We may incur additional charges in the future resulting from redundancies in product lines, personnel and fixed assets associated with these acquisitions. For instance, on May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This closing will allow us to centralize our operations and marketing and development efforts, improve operational efficiencies and otherwise increase the effectiveness of our business. In connection with this closing, we recognized approximately $0.5 million in severance costs in the quarter ended June 30, 2001. The closing is substantially complete as of September 30, 2001. As a result, we incurred additional costs of approximately $1.2 million during this quarter associated with employee separation costs, excess facility costs and the disposal of fixed assets. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

  Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2001, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our investment portfolio includes marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

  The aggregate fair value of our short-term investments that were subject to market risk as of September 30, 2001 was approximately $5.6 million with a weighted-average interest rate of 3.54%.

  We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

  Foreign Exchange Risk. We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2001, resulting in a realized foreign currency gain of approximately $0.2 million for the nine months ended September 30, 2001. In addition, such fluctuations resulted in an unrealized foreign currency translation loss of approximately $0.2 million for the nine months ended September 30, 2001, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

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

  Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, during the nine months ended September 30, 2001, a decrease in the Japanese yen to U.S. dollar conversion rate of 10 percent would have resulted in a decrease in revenue of approximately $1.5 million and a decrease in the operating loss of approximately $0.1 million. A 10 percent adverse change in the British pound against the U.S. dollar would not have a material effect on net loss before income taxes.

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

  Intangible Asset Risk. At September 30, 2001, we believe our remaining intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

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

  On July 26, 2001, a securities class action suit was filed against us, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to SmartDisk, to be wholly without merit and we will vigorously defend against such claim.

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

  Through September 30, 2001, we used approximately $19.0 million of the net proceeds from the offering for the acquisitions of VST Technologies, Inc., Impleo Limited and the intellectual property of El Gato Software, LLC and Multimedia Technology Center. In addition, we used $4.3 million to pay off VST's outstanding line of credit and $10.2 million for the purchase of equipment and funding of operations. The remaining $5.6 million has been invested in short-term, interest-bearing, investment grade securities.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

  None.

(b) Reports on Form 8-K:

  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SMARTDISK CORPORATION

                                          By: /s/ Michael S. Battaglia
                                            -------------------------------
                                            Michael S. Battaglia
                                            President and Chief Executive
                                             Officer
                                            (Principal Executive Officer)

                                          By: /s/ Michael R. Mattingly
                                            -------------------------------
                                            Michael R. Mattingly
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

Dated: November 14, 2001