Form 10-K
period 2001-12-31
SMARTDISK CORP
filed 2002-04-01
CIK 1058959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-27257

SMARTDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3506 Mercantile Avenue, Naples, Florida (Address of principal executive offices)	65-0733580 (I.R.S. Employer Identification Number) 34104 (Zip Code)

(941) 436-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of February 28, 2002, there were 17,776,289 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant as of February 28, 2002 was $12,627,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 30, 2002, which will be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SMARTDISK CORPORATION

FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this report on Form 10-K and the documents incorporated herein by reference, as well as our annual report to stockholders, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Terminology such as “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” or other similar words identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10-K and include statements regarding management’s intent, belief or current expectation about, among other things, the following: our anticipated growth strategies, including trends in revenues, costs, gross margins and profitability; our intention to develop, market and introduce new products; anticipated growth of digital appliances and technology industries; anticipated trends in our businesses, including trends in the demand for personal storage and digital appliances and, therefore, demand for our products; expectations of consumer preferences and desires; future projections of our financial performance, future expenditures for capital projects and research and development; the emergence of certain competing technologies; potential uses for and applications of our products; and our ability to continue to control costs and maintain quality. Although our management believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to us on the date hereof. We make no commitment to update or revise any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of OperationsñFactors That May Affect Future Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in 2002.

All trade names referenced in this report are either trademarks or registered trademarks of their respective holders.

PART I

Item 1.    Business

Overview

We are SmartDisk Corporation, a leading developer, manufacturer and marketer of a range of advanced consumer electronic products and exciting software solutions that are enabling the digital age and simplifying the digital lifestyle. Our innovative products help users transfer, store, manage and share digital music, video, pictures and data. Headquartered in the United States, with operations in Europe and Asia, we sell and support our products worldwide.

We were incorporated in Delaware on March 5, 1997 as “Fintos, Inc.” and changed our name to “SmartDisk Corporation” on September 26, 1997.

On March 6, 2000, we completed our acquisition of VST Technologies, Inc., or VST, a Delaware corporation whose predecessor was incorporated in 1993. Our acquisition of VST expanded our existing product lines to include advanced FireWire and USB technologies and, additionally, expanded our access to the rapidly growing digital video and digital music markets. We acquired VST for approximately $16.4 million in cash, approximately 1.1 million shares of our common stock and options to acquire approximately 443,000 shares of our common stock with exercise prices ranging from $0.90 to $4.45.

On April 28, 2000, we completed our acquisition of Impleo Limited, or Impleo. Impleo, a corporation established under the laws of the United Kingdom in November 1999, was based in England. We are using Impleo as our primary European distributor. We acquired all of the capital stock of Impleo for approximately $200,000 in cash and 125,000 shares of our common stock.

Our executive offices are located at 3506 Mercantile Avenue, Naples, Florida 34104, and our telephone number is (941) 436-2500. Our home page can be located on the World Wide Web at http://www.smartdisk.com. The contents of our website are not part of this Annual Report on Form 10-K.

Industry

The Digital Lifestyle

Digital appliances are changing the way people live their lives. With a digital still camera or video camcorder and email, for example, it is now possible to share important moments with friends and relatives a world away, almost as they’re happening. With a handheld computer, it is possible to send and receive messages through the airwaves. With a DVD or CD burner, it is easy to create digital photo albums, movies or music collections at home or even while traveling.

A “digital lifestyle” isn’t one product or a collection of products: it reflects how consumers define, create and share their lives by using digital appliances. It is also the rapidly changing, rapidly growing market to which we position and sell our products.

These are some of the trends we believe are shaping the digital lifestyle:

Trend 1: Digital Appliances Are Widespread.    Cellular phones, digital music players, personal digital assistants, or PDAs, digital still cameras, digital video camcorders, voice recorders, devices that “burn” digital content to CDs and DVDs—tens of millions of people today have a digital appliance of some sort.

•
According to IDC and Nikkei Market Access, 18 million digital still cameras were sold worldwide in 2001; the forecasted worldwide sales for 2002, 2003 and 2004 are 28 million, 41 million and 63 million units, respectively.

•	According to IDC, 43 million CD-read/write drives were sold worldwide in 2001; the numbers for 2002, 2003 and 2004 are projected to be 55 million, 75 million and 102 million units, respectively.

•
According to Magnetic Media Information Services, worldwide shipments of DVD-Video players for 2001 were between 27 and 28 million units; in 2002, worldwide sales are expected to exceed 40 million units.

We believe that the growth in digital appliances will continue with the rapid development and enhancement of these products, insuring their appeal to an appreciative and ready-to-buy consumer market.

Trend 2: The Role of the PC is Changing.    The “computer age” is rapidly becoming the “digital age.” In the 1980s, personal computers were business productivity tools for word processing, desktop publishing and spreadsheets. With growing use of the Internet beginning in the 1990s, personal computers became gateways to vast warehouses of information and services. They also functioned as “post offices” at home and at the office for sending and receiving electronic mail.

Today, personal computers are playing a new role in consumer homes: they are becoming the axis of the world of consumer digital appliances. Personal computers now:

•	Store the music, video, pictures and data consumers create and collect with their digital appliances;

•	Burn music, photos and other data to CDs and DVDs for playback in other devices; and

•	Organize digital files and backup data from digital appliances, which then can be saved on portable storage devices connected to the personal computer.

As technology advances, consumers will also need personal computers or other devices that function as the “hub” in a home information network, working easily with stereo systems, security devices, televisions, appliances and other devices that will be in consumer homes.

Trend 3: Removable Media Is Convenient, But Different Formats Don’t Work Together.    Most digital appliances use removable media for storing information. Among the most common types are Toshiba’s SmartMedia™, Sony’s Memory Stick™ and SanDisk’s CompactFlash™ and Secure Digital™ cards. Other formats, like optical disks in various sizes, are growing in use. Removable media is easy to carry, durable, reusable and available at a growing number of retail locations.

Because these media differ in size, shape and format, however, they cannot be used interchangeably—and there is no trend among media manufacturers to standardize. The inability of one removable media format to communicate directly with another will continue, as will the resulting confusion that frustrates consumers who use those media. This means consumers must either buy digital appliances that use the same removable media type or wrestle with sharing data stored on one media format with another – and with their personal computer.

Trend 4: Advances in Connectivity Are Enhancing the Uses of Digital Appliances.    There are two major standards of connectivity between computers and peripheral devices – Intel’s Universal Serial Bus (USB) and IEEE 1394, also known as “FireWire™.” The ability to interconnect digital appliances to each other and to a personal computer gives consumers more choices in how, when and where they lead their digital lives. They can burn CDs of music or video on airplanes while traveling, for example. Connectivity through USB or FireWire opens up many new uses for digital appliances.

Ports for both USB and FireWire are readily available on Windows and Macintosh personal computers and in peripherals like keyboards, mice, CD-read/write, or CD-R/W, drives and more. Many digital appliances feature built-in USB ports. USB is enjoying increased interest with the recent release of version 2.0, which provides transmission speeds meeting or exceeding those of FireWire.

FireWire is being incorporated into more personal computers and peripherals like digital TVs, digital video recorders and set-top boxes. It has become the connectivity standard used in both consumer and professional video applications, where it is critical that not a single frame be “dropped” or lost in transmission. As consumers demand, create and collect increasing amounts of digital music, digital video, very high-resolution photos and other digital content that requires large file sizes, the demand for FireWire connectivity should also increase.

Trend 5: Consumers Need Portable Storage Devices for Their Digital Content.    With increased use of digital appliances and speedy connectivity technologies comes an increase in the amount of digital content consumers create and collect. Consumers now also expect to use that data in multiple locations and in multiple ways. There is, in fact, an interesting shift in priority taking place among consumers: where once they valued most importantly their digital appliances and digital “gadgets,” they now place more importance on their digital content.

There are many choices for consumers for portable storage: optical drives (CD and DVD reader/writers), palm-sized hard disks, miniature drive mechanisms like IBM’s one-inch Microdrive, miniature hard disk drives like our FireFly™ drive (based on Toshiba’s 1.8-inch drive), and still larger storage devices that incorporate 2.5-inch drives, such as our FireLite family.

For consumers desiring to store data away from a personal computer, lightweight, portable hard drives and palm-sized hard drives are gaining popularity. They can be used on multiple personal computers, work with palmtop computers, interface with a variety of digital appliances, and provide suitable performance for even very demanding applications.

Trend 6: It’s Getting Harder to Tell Where One Technology Ends and Another Begins.    Electronics superstores now carry products with overlapping technologies. PDAs are email stations. Children’s digital cameras record text messages. Picture frames connect to a PC or the Internet to display a constantly changing series of photos. While the benefit of this “cross-breeding” is that digital appliances offer consumers increased functionality, the downside is that those same appliances can be harder to use and to understand.

We believe that the convergence of technologies is leading to a battle over the emerging “home information network,” and the technology that controls the home network will become the gatekeeper of communications into and out of the home. Contenders for this role include the personal computer, with its fast processing speed and volumes of storage. But set-top gaming boxes, like Sony’s PlayStation2 and Microsoft’s Xbox, are becoming alternatives. They offer better graphics and faster start-up times than many PCs and still offer plenty of space for information storage. Hooked to a cable system or in connection with a satellite, they can potentially offer faster access to the Internet than a personal computer. There is also “interactive TV,” best exemplified by Microsoft’s WebTV. With an external storage device and a CD burner, it may become yet another alternative center for home communications.

We also see other trends emerging. Broadband installations in homes are rapidly increasing. More and more content, like movies, special event telecasts, lectures and music is readily available to consumers for download. Lower prices for connections, services, content and equipment are making consumer electronics manufacturers scramble to become the kings of the networked home.

Beyond the Trends: Living A Digital Lifestyle Today

Digital lifestyle technologies can be complex, but consumer wants and needs are easy to understand:

•	It’s easy to create and collect digital content like photos, music, video, books and other information. Because of this, consumers need tools to use and store that content.

•	But before they can use it, consumers need user-friendly tools for organizing content.

•	Consumers want to combine their content into personalized slideshows or presentations and to share their creations with others.

•
With increasingly mobile lives, consumers need easier ways to connect their digital appliances to each other, to a personal computer and to the Internet so they can use and store information both at home and on the road.

•	Favorite songs on CDs or cassette tapes, photos stored in boxes in a closet, 35mm slides in a long-forgotten carousel—consumers want to weave “legacy” content into their digital lifestyles.

•	Getting digital content—in large quantities and in large files—to the personal computer quickly and reliably is a requirement.

•
Consumers are intrigued by technology’s promises for the future. Today, however, they are trying to determine the best way to share digital video of their children’s birthday parties with grandparents who don’t own a digital video camera or personal computer. Consumers love the freedom of a digital lifestyle, but still need guidance to live it and enjoy it fully.

Our Company

Opportunity

We believe that rapid technology advances, consumer appetites for all things digital and a worldwide economy increasingly dependent on computers and the Internet have created significant opportunity for us:

•	The digital lifestyle market is young and rapidly growing.

•	Consumers seek complete solutions to manage and enjoy living a digital lifestyle.

•	Our existing products are known for their innovative designs and their reliability.

Solution

We provide comprehensive devices and software solutions for moving, managing, creating and storing digital content among digital appliances, PCs and the Internet. Our products include external portable hard disk drives and floppy disk drives for desktop and notebook PCs, external CD read/write recorders, flash memory card readers and DVD and CD creation software. Our products are generally available for both Windows and Macintosh operating systems, allowing the original equipment manufacturers, or OEMs, and retailers that market our products to reach a large installed base of potential users. Our current and planned products are designed to offer the following principal benefits:

Design.    We emphasize innovative product designs that are both attractive and that enhance usability. Our USB flash memory readers, for example, feature an upright, ergonomic design that allow users to insert and eject media with just one hand. Our FireFly and FireLite drives feature aesthetically pleasing industrial designs.

Portability.    We place a premium on features that allow users to carry and use our products in a variety of settings. These features include compact designs, no requirement for a power adapter and no requirement for installed software drivers. We also offer carry cases that protect our products and make them easier to transport.

Ease of Use.    Our products are easy to use and install. Our personal storage systems address the storage needs of today’s consumers: portability, user friendliness, reliability and seamless integration with computer operating systems. These storage devices also offer our proprietary software that enhances the user’s experience, further differentiating our products from competitors’ offerings.

Our FlashPath floppy disk adapter and USB-connected flash media readers allow the consumer to conveniently transfer digital content from a digital camera or other appliance to a personal computer by simply inserting the flash memory card in the reader and copying its contents to the PC. The interface standard supported by our USB flash media readers eliminates any driver software for most of today’s Windows and Macintosh operating systems. Unlike serial and parallel port-based products, our flash memory products do not rely upon a digital appliance’s power source to transfer digital data from a flash memory card to a PC. For example, our USB media readers are powered by the personal computer. This is important because digital appliances, such as digital cameras, consume significant amounts of power and require frequent battery replacement or recharging. Products that use serial or parallel cable interfaces quickly drain power from digital appliances, making those competing products less attractive. Also, consumers find portable products much more convenient to use if those products don’t require batteries or A/C adapters.

Our software products allow users to compose slide or video shows, create DVDs and CDs, and play them with or away from a PC, without the need to learn the world of media and optical formats.

Versatility.    Our products can be used with a variety of PC hardware platforms and software environments. As a result, the same media reader that is used to transfer images from one digital camera to a Microsoft-based PC can be used to transfer images from another digital camera to an Apple computer. Similarly, the same media reader that is used to transfer images may also be used to transfer voice and other digital data from a variety of digital appliances that use the same flash memory card. Our personal storage systems are also compatible with both Windows and Macintosh operating systems.

Compatibility.    We offer both USB 2.0 and FireWire storage solutions. We offer flash media readers for all of the leading flash media card formats. Our software products support an extensive array of technical standards for audio, data, enhanced music and video formats for authoring to CDs or DVDs.

Quality.    We believe that we have a reputation in the industry for producing high quality products. We invest substantial resources in our product development and test efforts to insure that our products work reliably across a broad range of configurations.

Business Strategy

Our strategy is to:

•	Bring hardware products quickly to market with industry-leading solutions that emphasize leading-edge design, portability and ease of use and that capitalize on our core competencies;

•	Introduce innovative, complementary software products to create, manage and use multimedia presentations on PCs that can be viewed on digital and/or non-digital appliances; and

•	Leverage the distributor, retail and Internet channels of distribution and OEM partners we have established.

Key elements of this business strategy include:

Capitalize on Technology Expertise to Expand Our Product Offerings.    We have developed extensive expertise, intellectual property and core capabilities in digital connectivity, personal storage systems and software technologies. We continue to capitalize on our technology base, partnerships and patents to design, develop and market a broad range of products that enable consumers to use a variety of memory, storage and rotational media. We are also committed to maintaining media neutrality to enable consumers to transfer, store, create and share images and data quickly and easily among digital devices. We leverage our considerable software expertise in the areas of image, video and audio format and management, as well as CD and DVD recording formats, to continue to market software applications that simplify the tasks involved in managing, authoring and publishing digital media.

Our products have been recognized as innovative with a series of positive media reviews and awards.

Expand Customer and Strategic Industry Relationships.    We have formed strategic relationships with a number of leading consumer product OEMs and other key industry participants. We intend to explore and develop long-term alliances with a diversified base of OEMs and other industry participants in other consumer electronics segments.

Promote Brand Awareness of Our Products.    It is critical that we obtain ultimate consumer acceptance of and demand for our products independent of sales that occur in conjunction with OEMs. To this end, we continue to build upon our initial success by promoting the SmartDisk name wherever possible. We are able to benefit from the powerful advertising and promotion of our products by the OEMs while simultaneously building our brand identity. We have developed marketing programs designed to promote our product brands and enhance brand awareness. We have expanded distribution channels for our products by promoting direct sales via the Internet and through retailers.

Products

Our products are designed to easily transfer digital data among digital appliances, PCs and the Internet, to store, organize and manage that digital data, and to create media presentations for display on a PC or DVD player.

Personal Storage Systems

Hard drives.    We offer USB 2.0 and FireWire portable external hard drives that operate seamlessly with both Windows and Macintosh operating systems. Most do not require power adapters and all can be connected to or disconnected from a computer without shutting down or restarting the computer. Our newest lines of drives, FireFly and FireLite, have set a new standard for design, size and performance in portable hard drives. Both lines are palm-sized and weigh less than 6 ounces. This allows users to easily transport the drives in a shirt pocket from the “home office” to the “work office” with all operating systems applications and document files intact.

We also offer a card bus product for FireWire users so they can plug our FireWire hard drives into notebooks that do not yet have FireWire ports.

Optical drives.    We have implemented design, portability and ease of use features into our FireWire portable CD-read/write drives so they are simple to use, durable and fast. Like our hard drives, they do not require their own power supply and can be connected to and disconnected from the PC without requiring the user to shutdown or restart the computer. This is an important benefit for mobile users. The drives support both Windows and Macintosh operating systems.

Floppy drive products.    Our portable external USB floppy disk drives also operate seamlessly with both Windows and Macintosh computers. They are among the highest volume products for all Macintosh CPUs in the United States. They address the need of Macintosh users for a floppy capability because Apple no longer includes floppy disk drives in its units. In addition, Windows notebook PC users represent another growing market for these products.

Personal storage products accounted for approximately 52% and 62% of our total revenues in 2000 and 2001, respectively.

Digital Connectivity Products.

FlashPath.    FlashPath is a solid-state electronic device in the shape of a 3.5-inch floppy diskette that serves as a holder for a flash memory card, the film from a digital camera, to transfer images from digital cameras to PCs. The consumer may then edit the images, add text, graphics or sound, or mail the images over the Internet. FlashPath transfers images from the camera to the PC without using cables or PC peripheral ports and without any hardware installation. Our current FlashPath products transfer images from digital cameras using the

SmartMedia, MultiMediaCard, and Memory Stick flash memory cards. A number of manufacturers use these flash cards in their digital cameras, including FujiFilm, Olympus, Panasonic, Sony and Toshiba.

USB-Based Flash Media Readers.    Our USB flash media readers allow convenient transfer of content between a PC and all leading flash media cards, including CompactFlash, SmartMedia, MultiMedia Card, Secure Digital and Memory Stick. Attachment of the readers to the PC involves no driver installation in most cases, thanks to our adherence to industry standards for USB “mass storage” devices. A consumer can use these products to quickly transfer data from (and to) an appliance such as a digital camera, digital video camera, cell phone, voice recorder or music player by inserting the appliance’s flash media card in the USB reader and performing normal PC copying tasks.

Digital connectivity products accounted for approximately 92%, 46% and 36% of our total revenues in 1999, 2000 and 2001, respectively.

Software.

Our CD creation software, SmartDisk MVP, allows consumers to create multimedia presentations that combine their digital pictures, video and music—all with a few clicks of a mouse. The creations can be played back using a PC or with a DVD player and a television. Featuring a familiar entertainment center interface, SmartDisk MVP facilitates ease of use in managing and organizing digital content. The software also allows users to print digital photographs singly or as an album, in various sizes. Digital picture album covers may be customized with any digital image or video frame from a collection.

SmartDisk’s DVDMotion software, obtained as a result of our acquisition of Multimedia Technology Center, or MTC, on January 24, 2001, allows the more advanced user to author DVD presentations from a variety of video, image and audio content. Whereas SmartDisk MVP guides a consumer to a finished presentation with minimal effort, DVDMotion provides a wide array of tools for “prosumers” and DVD authoring professionals to create complex DVD presentations.

Research & Development

Technology.

Since our inception, we have focused our research and development efforts on developing products that consumers can use to acquire, store, manage, and view their digital content. We believe these efforts have led us to develop expertise in a number of related technology areas, including flash memory technologies, particularly in interfacing with various formats of flash memory; hard disk interfacing technologies; optical drive interfacing technologies; USB 1.1 and USB 2.0; FireWire (1394A); Windows and Macintosh low and mid-level drivers; image, video, and audio digital formats and transformations; optical image formats (e.g., various CD and DVD logical formats); multimedia authoring; and Windows application programming techniques (particularly involving media management). We have also developed a team and process we believe is adept at matching new technologies with consumer needs and bringing the resultant products to market.

Digital Connectivity.    We have used our knowledge of flash memory, USB, and operating system drivers to provide products that allow consumers to transfer digital content between flash media and Windows and Macintosh PCs.

Personal Storage Systems.    Our storage products are compatible with a broad range of hardware platforms and software environments. These include both Windows and Macintosh operating systems and USB and FireWire system technologies. Some of these products are bundled with software applications that include capabilities such as encryption, password protection, boot capability, and drive partitioning.

Software.    The SmartDisk MVP and DVDMotion software packages incorporate proprietary technology developed internally and through acquisition of MTC, as well as licensed technology from a number of software vendors. Key technologies include management, rendering and transcoding of numerous digital image, video and audio formats; authoring of content in formats compatible with industry standard publication formats such as VCD and DVD Video; and production of optical disk output on CDR, CD read/write and a variety of DVD read/writeable media.

Research & Development.

Our product design and development activities are conducted in our offices in Naples, Florida and Tokyo, Japan. Our research and development teams regularly collaborate and share data and research in order to maximize innovation and development.

Naples.    Our Naples team is primarily responsible for core research and development activities, including product conceptualization, software and firmware development, technical writing, electrical engineering and mechanical engineering. Our Naples team has significant expertise with hard drive, optical drive and floppy disk drive interfaces, flash memory media interfaces, driver, user and utility software interfaces and firmware design. We also employ a team of software engineers with deep knowledge of multimedia applications, including image, video and audio data, authoring for optical publication and Windows user interfaces. Our engineers and other research and development employees develop design specifications based on customer requirements and supervise our quality assurance activities. This team consists of executive management, line management, engineers, developers and quality assurance personnel.

Tokyo.    Our Tokyo manufacturing and engineering team actively assists in the implementation of our product designs, with primary responsibility for applied engineering, production engineering and the supervision of our contract manufacturers. Other activities include quality assurance and the localization/translation of our products for the Japanese market.

In 1999, 2000 and 2001, our research and development expenses were approximately $5.9 million, $9.2 million and $7.7 million, respectively.

Intellectual Property.

We do not intend to license our proprietary digital connectivity technology to flash memory card manufacturers, consumer product OEMs or other third parties in the future. We have granted certain USB and FireWire product manufacturers who are competitors a limited, non-exclusive license to include our USB and FireWire drivers in specific products for certain periods. In all cases, these versions of the USB and FireWire drivers are base level drivers, without the benefit of our complete feature set, which protects the added value of our products. The protection of our intellectual property rights is critical to our future success, and we rely in part on patent, trade secret, trademark, mask work and copyright law. We own 11 U.S. patents and approximately 60 foreign patents. We also have a number of pending patent applications in various countries. Our patents and patent applications cover various aspects of our technology.

Our FlashPath trademark is registered in the United States and a variety of other countries in which we do business, and we will continue to evaluate the registration of additional trademarks as appropriate.

Sales and Marketing

Sales.    We market and sell our products worldwide to original equipment manufacturers, or OEMs, distributors, value-added resellers, retailers and catalog houses. SmartDisk-branded products are sold through the SmartDisk Web store as well as through the following worldwide channels:

Distributors: D & H, Ingram Micro, Tech Data, Computer 2000, Navarre, North Amber and Wynit.

Retailers: Best Buy, Circuit City, CompUSA, Amazon.com, B & H, Buy.com, Dixon’s, FNAC, Fry’s, Good Guys, J & R, LAOX, Micro Center, Ritz Camera and Staples.

Among our OEM partners are Apple, FujiFilm, Olympus, Panasonic, Sony and Toshiba.

Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with distributors, retailers and OEMs.

Sales to foreign markets and to significant customers are set forth in Note 18 of the Notes to Consolidated Financial Statements referred to in Item 8 below and is incorporated by reference.

Marketing.    Our marketing group is responsible for positioning and promoting our brands and products. Our overall marketing objective is to generate brand awareness and demand for our products and applications among our current and potential customers. Our marketing programs consist of sales promotions, public relations, advertising, trade shows and a corporate Web site to build awareness among consumers and to stimulate demand for both new and existing products. Marketing programs are conducted with retail channel partners to build demand for products at the point-of-sale through product promotions and in-store displays. We participate in co-marketing programs with other companies. Our distribution and reseller channels also provide marketing support.

Operations

During the fourth quarter of 2001, we completed the assimilation of our Acton, Massachusetts operations into the Naples facility. As part of this transfer, virtually all product manufacturing was transferred to Asia. We now outsource our manufacturing to independent, contracted companies in the Philippines, Japan, and Taiwan. Under our manufacturing arrangements, we receive fully assembled and tested products based upon our proprietary designs and specifications. We select our manufacturers based upon their reputations for quality, their cost structures, their production capacities and their support of state-of-the-art manufacturing processes and systems. This strategy allows us to focus on our core research, product design and development capabilities, and to reduce the substantial capital investment required to manufacture our products. We believe that our use of experienced, high-volume manufacturers provides greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product than in-house manufacturing. In addition, we frequently seek the advice of our experienced manufacturers with respect to design changes that reduce manufacturing costs or lead times or increase the manufacturing yields and the quality of our finished products.

To ensure that our products manufactured by others meet our standards, our production engineers generally work with our contract manufacturers throughout the production process. We establish product specifications, select the components to be used to produce our products, select the suppliers, and negotiate the prices for key components. We also work with our contract manufacturers to improve process control and product design, and conduct periodic, on-site inspections of our manufacturers. In addition, our production engineers conduct regular review meetings with our manufacturers to discuss sales forecasts and the procurement of long lead-time parts, production capacities and facilities.

Other SmartDisk operations functions are procurement, technical support and order administration.

Customers and Partners

Strategic Relationships.    We have developed, maintained and continue to explore strategic relationships with industry participants that can assist us in the development of new products, provide us with access to leading edge manufacturing capabilities and market and distribute our products globally. These relationships include:

Apple Computer.    Since 1992, we have worked with Apple as an Apple developer. This relationship has allowed us to focus on new opportunities in the development and engineering of many FireWire and USB systems. We sell products to Apple that, in turn, distributes them to their customers. Most of these sales are made through the Apple Web store.

Sony.    Under our co-development agreements with Sony, we have developed FlashPath products for use with the Sony Memory Stick. We are manufacturing, and Sony is marketing and distributing, these co-developed products.

Ingram Micro.    We use Ingram Micro Inc. as our primary distributor of products in the United States. We have also selected the IM-Logistics division of Ingram Micro Inc., the largest global wholesale provider of technology and supply chain management, as our fulfillment and logistics provider. IM-Logistics manages our warehousing, inventory, order management and transportation processes to help optimize our operations.

Toshiba.    Toshiba Corporation, a leading electronics company, played a critical role in our early development stage. Toshiba made an equity investment and introduced us to most of the key technical personnel that now constitute our Tokyo-based general management, applied engineering and production engineering team. Toshiba continues to provide cooperative support in several areas.

Competition

The market for digital connectivity, storage products, multimedia management and DVD/CD creation software is intensely competitive and characterized by rapidly changing technology and consumer preferences. We believe that competition is likely to intensify as a result of increasing demand for digital appliances.

In the digital accessories and hardware peripherals markets we face competition from numerous providers of cable and other non-cable interfaces, including ports, USB and infrared interfaces, and stand-alone FireWire and USB personal storage devices. There are no competitors known to us that offer a digital connectivity product for flash memory in the 3.5-inch floppy format.

We believe that important competitive factors in our markets are quality, performance, price, time-to-market introduction, ease of use, reliability and technical service and support. We believe that we compete favorably with respect to these factors.

In order for us to compete successfully against current and future competitors, we continue to shorten our time-to-market introduction, incorporate new design and technology features, reduce manufacturing costs, and differentiate our products through effective marketing and advertising.

Employees

As of December 31, 2001, we had 90 full-time employees working in the United States, Europe and Japan, including 22 employees engaged in research and development, 35 engaged in sales and marketing and 33 engaged in general and administrative activities, which includes certain executive officers, finance, operations and information systems personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Backlog

Our backlog at December 31, 2001 was approximately $5.7 million compared to approximately $7.8 million at December 31, 2000. The decrease in backlog of approximately $2.1 million resulted primarily from the decrease in sales to our OEM customers. A substantial portion of our backlog is typically scheduled for delivery within 30-60 days. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in backlog from period to period.

Accordingly, we believe that backlog cannot be considered a meaningful indicator of future financial results.

Item 2.    Properties

Our corporate headquarters are located in Naples, Florida where we lease approximately 25,400 square feet of space. Our Japanese subsidiary leases approximately 6,600 square feet of office space in Tokyo, which serves as the headquarters for our Asian manufacturing management and for our Asian sales team. Our subsidiary in the United Kingdom leases approximately 5,900 square feet of office space and approximately 3,300 square feet of warehouse space in Farnborough, England, which serves as the sales and distribution center of our digital connectivity and personal storage products to the European market. We believe that our current facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Item 3.    Legal Proceedings

On June 26, 2000, a complaint was filed in the Central District Federal Court of the State of California by a party alleging our infringement of that party’s patent. On November 20, 2000, we prevailed in moving the venue for such action from the State of California to the Middle District of Florida. We consider this claim to be wholly without merit. We intend to vigorously defend against this claim. See “Factors That May Affect Future Results of Operations—Infringement claims by third parties could result in costly litigation and otherwise adversely impact our business.”

On July 26, 2001, a securities class action suit was filed against us, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of our common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim.

On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging our infringement of said parties’ patent relating to local area network capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq National Market under the symbol “SMDK.” The following table sets forth the high and low closing sale prices per share of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2001:
Fourth Quarter	$ 1.79	$ 1.10
Third Quarter	$ 4.18	$ 1.50
Second Quarter	$ 4.70	$ 2.05
First Quarter	$ 7.31	$ 2.67

Year ended December 31, 2000:
Fourth Quarter	$13.25	$ 2.19
Third Quarter	$37.00	$14.38
Second Quarter	$36.50	$16.38
First Quarter	$65.13	$24.13

As of February 28, 2002, there were approximately 180 holders of record of our common stock. However, the majority of shares are held by brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of stockholders represented by these record holders. We believe that the number of beneficial owners of our common stock is in excess of 1,000.

We have never declared or paid any cash dividend on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our line of credit agreement prohibit the payment of dividends on our common stock.

Item 6.    Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Our consolidated statements of operations data set forth below for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share amounts)
Revenues	$893	$15,323	$40,319	$96,722	$70,161
Cost of revenues	301	12,600	24,820	74,039	53,719
Gross profit	592	2,723	15,499	22,683	16,442
Operating income (loss) (1)	(4,016)	(5,581)	1,763	(30,044)	(82,590)
Net income (loss)	(3,964)	(5,503)	958	(24,238)	(74,604)
Earnings (loss) per share—basic (2)	(0.51)	(0.68)	0.09	(1.44)	(4.25)
Earnings (loss) per share—diluted (2)	(0.51)	(0.68)	0.07	(1.44)	(4.25)
Total assets	1,607	11,136	63,444	126,309	36,078
Long-term debt	645	648	—	—	—
Redeemable common stock	—	9,992	—	—	—
Stockholders’ equity (deficit)	(4,626)	(6,336)	49,787	100,315	25,114

(1)
Loss in 2000 and 2001 reflects approximately $24.7 million and $25.9 million, respectively, in amortization of goodwill and other acquisition related intangible assets recorded in connection with the VST and Impleo acquisitions. In addition, loss in 2002 reflects approximately $43.8 million of impairment charges to reduce the goodwill and other acquisition related intangible assets recorded in connection with the VST and Impleo acquisitions.

(2)
Shares used in computing earnings (loss) per share reflect the retroactive adjustment of outstanding shares related to the mergers of SmartDiskette Limited and SmartDisk Security Corporation into SmartDisk, as well as the one for four reverse stock split completed in August 1999.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties and other factors that could cause actual results to differ materially. Such risks and uncertainties are discussed under the caption “Forward-Looking Statements” in Item 1 of this Form 10-K.

Results of Operations

General

During 2000, we acquired VST Technologies, or VST, and Impleo Limited, or Impleo, which provided us with a line of personal storage products and greater access to the European market. These transactions were accounted for using the purchase method of accounting. Accordingly, our consolidated financial statements include the results of operations from the respective dates of acquisition. Because of the acquisitions of VST and Impleo during 2000, we do not believe that period-to-period comparisons of our historical results are meaningful or predictive of future performance.

Comparison of Years Ended December 31, 2001 and 2000

Revenues

Our product revenues are recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. Title and risk of loss are transferred when pervasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is assured. Accordingly, we defer recognition of revenue on shipments to certain customers until the customers have resold the products. We record a provision for estimated product returns at the time the related revenue is recognized on sales to certain customers that have rights of return. Product revenues at our Japanese subsidiary are recognized upon acceptance by the customer. Total product revenues were approximately $69.3 million for the year ended December 31, 2001 compared to approximately $94.3 million for the year ended December 31, 2000. This decrease was primarily attributable to a decline in demand for our products arising from the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface, a decline in demand for expansion bay products due to the redesign of Apple laptop computers, which no longer contain expansion bay capabilities, a continued weakness in the worldwide economy and a decline in research and development revenue.

Our product revenues from the sale of personal storage products decreased to approximately $43.8 million for the year ended December 31, 2001 compared to approximately $49.8 million for the period from March 6, 2000, the date we acquired VST, through December 31, 2000. This decrease is primarily attributable to a decline in demand for our USB- and FireWire-based products arising from the continued weakness in the worldwide economy, as well as a decline in demand for expansion bay products due to the redesign of Apple laptop computers, which no longer have expansion bay capabilities. In addition we decreased the sale prices of various personal storage products during the year in order to stimulate market demand. We plan to discontinue some lower margin or non-strategic personal storage products in 2002.

Our product revenues from the sale of digital connectivity products decreased to approximately $25.4 million for the year ended December 31, 2001 compared to approximately $44.5 million for the year ended December 31, 2000. This decrease is primarily attributable to the decline in the use of the 3.5-inch floppy drive as a flash memory card interface, as consumers move toward devices with higher data transfer rates, such as our USB-based flash media readers. In addition, demand for our products declined as a result of the continued

weakness in the worldwide economy. Both of these factors are contributing to the decline in our FlashPath products. We expect this trend to continue during 2002, resulting in lower revenues from digital connectivity products as compared to the 2001 revenue associated with these products.

Our research and development revenue is recognized upon final customer acceptance of our work performed under the terms of the agreement. Our revenues from research and development agreements were approximately $0.1 million for the year ended December 31, 2001 compared to approximately $1.3 million for the year ended December 31, 2000. This decrease is primarily attributable to a decline in new research and development agreements during the year. We earned the significant portion of our research and development revenues in 2001 from a research and development agreement, which was completed during the quarter ended June 30, 2001. Although we expect to continue to enter into additional research and development agreements for the development of new technologies as opportunities surface, we currently do not have plans to enter into any such agreements.

Our license fees and royalty revenues primarily consist of fees earned from a license agreement on our SafeBoot intellectual property. Our revenues from license fees and royalty agreements were approximately $0.8 million for the year ended December 31, 2001 compared to approximately $1.1 million for the year ended December 31, 2000. This decrease is primarily attributable to the expiration of the license agreement in 2001 and purchase of the SafeBoot intellectual property by the licensee. Currently, these revenues represent less than two percent of our total revenues for the year ended December 31, 2001. Although we expect to enter into additional licensing agreements for our existing and future intellectual property, we currently do not have plans to enter into any such agreements.

Cost of Revenues

Cost of revenues includes the purchased cost of product, packaging, storage, freight, scrap and inventory provisions, as well as royalties for some of our digital connectivity products and personal storage products. Cost of revenues were approximately $53.7 million for the year ended December 31, 2001 compared to approximately $74.0 million for the year ended December 31, 2000. This decrease in cost was due primarily to lower sales volume of our FlashPath products and certain personal storage products, offset in part by inventory writedowns of aging products of approximately $3.0 million.

Our cost of revenues from the sales of personal storage products decreased to approximately $36.1 million for the year ended December 31, 2001 compared to approximately $43.6 million for the period from March 6, 2000, the date we acquired VST, through December 31, 2000. This decrease is primarily attributable to the decrease in sales volume of our personal storage products due to a decline in demand, which was offset in part by approximately $2.3 million of inventory writedowns during the year arising from the decrease in demand for certain legacy storage products.

Our cost of revenues from the sales of digital connectivity products decreased to approximately $17.3 million for the year ended December 31, 2001 compared to approximately $30.1 million for the year ended December 31, 2000. This decrease is primarily attributable to the decline in demand for our FlashPath products. In addition, the cost of revenues for 2001 include an inventory writedown of approximately $0.7 million associated with our FlashPath for MultiMedia Card due to our discontinuance of that product.

Gross Profit

Our gross profit for the year ended December 31, 2001 decreased to approximately $16.4 million, or 23% of total revenue, compared to approximately $22.7 million, or 23% of total revenue, for the year ended December 31, 2000. This decrease in the amount of gross profit is primarily attributable to declines in sales arising from declines in demand for our FlashPath products and various aging personal storage products with declining margins and the decrease in research and development revenue. In addition, we recognized inventory writedowns, associated with our connectivity products and aging legacy storage products, which decreased the amount of gross profit by approximately $3.0 million and the gross margin percentage from approximately 28% to the reported 23%.

Our gross profit from sales of personal storage products for the year ended December 31, 2001 increased to approximately $7.7 million, or 18% of personal storage revenue, compared to approximately $6.2 million, or 12% of personal storage revenue, for the period from March 6, 2000, the date we acquired VST, through December 31, 2000. Our gross profit decreased in 2001 due to a decline in demand for our storage products and inventory writedowns associated with our aging legacy storage products. This decrease was offset by lower writedowns of inventory in 2001 as compared to 2000. In 2001, our inventory writedowns were approximately $2.3 million as compared to approximately $7.3 million in 2000. Excluding the inventory writedowns, the margins on our personal storage products would have been approximately 23% in 2001 and approximately 27% in 2000.

Our gross profit from sales of digital connectivity products for the year ended December 31, 2001 decreased to approximately $8.1 million, or 32% of digital connectivity revenue, compared to approximately $14.4 million, or 32% of digital connectivity revenue, for the year ended December 31, 2000. This decrease was primarily attributable to a decrease in demand for our FlashPath products resulting from the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface and inventory writedowns of approximately $0.7 million associated with our FlashPath for MultiMedia Card product due to our discontinuance of that product. Because we expect our distribution into more traditional consumer electronic and mass retail channels to account for a larger portion of our digital connectivity sales in the future, we expect gross margins on those sales to remain relatively consistent with the current level.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and payroll-related expenses for our design and development engineers, as well as prototype supplies and contract or professional services. These expenses decreased to approximately $7.7 million, or 11% of total revenues, for the year ended December 31, 2001 compared to approximately $9.2 million, or 9% of total revenues, for the year ended December 31, 2000. This decrease in expenditures was primarily attributable to cost savings realized due to the closing of our Acton, Massachusetts operation as well as other actions taken to control or reduce operating expenses.

Research and development expenses related to our personal storage products were primarily incurred for the development of our new FireFly and FireLite line of hard disk drive products, and our FireWire 8X CD-R/W product. Research and development expenses related to digital connectivity products were incurred to support the development of our USB Flash Media Readers as well as the maintenance of existing products. In addition, research and development expenses were incurred in support of the development of our MVP software product and our DVD authoring products. We believe that the introduction of new products is important to our growth and will require continuation of research and development expenditures.

Sales and Marketing Expenses

Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States, Japan and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs. Sales and marketing expenses increased to approximately $9.2 million for the year ended December 31, 2001 compared to $6.6 million for the year ended December 31, 2000. The increase in expenditures was primarily attributable to an increase in marketing and sales personnel to support the launch of new products and the broadening of our distribution into more traditional consumer electronic and mass retail channels, an increase in advertising and promotional programs in support of our MVP software product and the inclusion of VST’s results for the twelve months ended December 31, 2001 compared to the period from March 6, 2000 to December 31, 2000 in the preceding year. This increase was offset in part by cost savings realized due to the closing of our Acton, Massachusetts operation as well as other actions taken to control or reduce operating expenses.

General and Administrative Expenses

General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, technical support, human resources, legal and administrative functions, as well as leases, utilities, maintenance, insurance, professional services, legal and accounting fees, depreciation and amortization. General and administrative expenses increased to approximately $12.5 million for the year ended December 31, 2001 compared to approximately $12.3 million for the year ended December 31, 2000. This increase was primarily attributable to the inclusion of VST’s results for the twelve months ended December 31, 2001 compared to the period from March 6, 2000 to December 31, 2000 in the preceding year and integration expenses associated with the closing of our Acton, Massachusetts facility and the relocation of those operations into our Naples, Florida headquarters. This increase was offset in part by cost savings realized due to the closing of our Acton, Massachusetts operation as well as other actions taken to control or reduce operating expenses. During the year ended December 31, 2001, we recognized non-recurring expenses of approximately $1.7 million for costs associated with the closing of our Acton, Massachusetts operation, including employee severance, buyout of a facility lease and disposal of property and equipment.

Amortization of Goodwill and Other Acquisition Related Intangible Assets

As of December 31, 2000, our intangible assets primarily consisted of goodwill and separately identified intangible assets recognized in connection with our acquisitions completed in 2000, which were recorded under the purchase method of accounting. The separately identified intangible assets acquired consist of non-compete agreements, distribution channels, trade names, patents and workforce in place. These intangible assets have lives ranging from one to five years from the date of acquisition. Purchase price not allocated to separately identified intangible assets was allocated to goodwill. Goodwill is amortized over a five-year life from the date of acquisition. For the year ended December 31, 2001, amortization of goodwill and other acquisition related intangible assets totaled approximately $25.9 million compared to approximately $24.7 million for the year ended December 31, 2000. This increase was primarily attributable to the inclusion of the amortization associated with the acquisition of VST and Impleo for the twelve months ended December 31, 2001 compared to the period from March 6, 2000 to December 31, 2000 for VST and April 28, 2000 to December 31, 2000 for Impleo, which was partially offset by a reduction in fourth quarter amortization due to the recording of an impairment writedown of the goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition.

Impairment of Goodwill and Other Acquisition Related Intangible Assets

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

Based on the impairment review performed for the quarter ended September 30, 2001, we recorded a $42.0 million impairment charge to reduce goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition. In addition, based on the impairment review performed for the quarter ended December 31, 2001, we recorded a $1.8 million impairment charge to reduce goodwill and other acquisition related intangible assets recorded in connection with the Impleo acquisition. These charges were determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using our best estimates.

Closing of Acton Facility

On May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This closing allowed us to centralize our operations and marketing and development efforts, improve operational efficiencies and otherwise increase the effectiveness of our business. In connection with this closing, we recognized expenses of approximately $1.7 million during the year ended December 31, 2001. Total closing expenses were comprised of approximately $0.6 million in severance costs recorded as operating expenses, approximately $0.6 million in lease cancellation costs recorded in general and administrative expenses and approximately $0.5 in property and equipment writedowns recorded in other expenses.

Gain on Foreign Exchange

Gain on foreign exchange increased to approximately $0.7 million for the year ended December 31, 2001 compared to approximately $0.3 million for the year ended December 31, 2000. This increase is primarily due to the effect of the devaluation of the Japanese yen and the British pound versus the U.S. dollar during the period on the remeasurement of U.S. dollar denominated receivables.

Interest and Other Income, net

Interest and other income, net decreased to approximately $0.3 million for the year ended December 31, 2001 compared to approximately $1.5 million for the year ended December 31, 2000. The primary components of interest and other income, net, are interest earned on cash, cash equivalents and short-term investments and gains or losses on the disposal of property and equipment. The most significant component of these items, for the year ended December 31, 2001, was interest earned on cash, cash equivalents, and short-term investments, which was approximately $0.5 million compared to approximately $1.4 million for the year ended December 31, 2000. This decrease in interest income is due to a reduction in cash, cash equivalents and short-term investments due to cash used during the year and lower interest rates earned on cash, cash equivalents and short-term investments arising from reductions in the Federal Funds Rate established by the Federal Open Market Committee during 2001. In addition, during 2001, we recorded a gain of approximately $0.2 million due to the sale of the SafeBoot intellectual property by the licensee. These items were offset by approximately $0.5 million in property and equipment writedowns associated with the closing of our Acton, Massachusetts facility.

Interest Expense

Interest expense is incurred on the lines of credit in Japan and the United Kingdom. Interest expense for the year ended December 31, 2001 decreased by approximately $0.1 million compared to the year ended December 31, 2000. This decrease was attributable to a repayment of a large portion of the bank line of credit in Japan, resulting from a decrease in accounts receivable, which represents the borrowing base for the credit facility.

Income Tax Expense (Benefit)

We are subject to tax in the United States, Japan, Switzerland and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended December 31, 2001, income tax benefit totaled approximately $7.1 million compared to approximately $4.1 million for the year ended December 31, 2000. The 2001 amount consisted of income tax benefits of approximately $7.7 million primarily resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions partially offset by approximately $0.6 million of expense. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No 109, Accounting for Income Taxes, we have a net deferred tax liability of approximately $0.8 million as of December 31, 2001. Based on our limited operating history and the cumulative losses from the most recent three years, a valuation allowance in the full amount of the deferred tax asset is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of December 31, 2001, we had a net operating loss carry forward of approximately $11.8 million for U.S. federal income tax purposes and approximately $1.5 million for United Kingdom income tax purposes.

Comparison of Years Ended December 31, 2000 and 1999

Revenues

Total product revenues were approximately $94.3 million for the year ended December 31, 2000 compared to approximately $37.3 million for the year ended December 31, 1999. This increase was primarily attributable to sales of personal storage products subsequent to the acquisition of VST in March 2000 and an increase in sales of our digital connectivity products.

For the period from March 6, 2000, the date we acquired VST, through December 31, 2000, revenues from personal storage products were approximately $49.8 million. Sales of personal storage products declined in the fourth quarter of 2000, primarily attributable to a decrease in sales of our USB- and FireWire-based personal storage products for the Apple market resulting from a decrease in demand for that market.

Our product revenues from the sale of digital connectivity products increased to approximately $44.5 million for the year ended December 31, 2000 compared to approximately $37.3 million for the year ended December 31, 1999.

We earned the significant portion of our research and development revenues from a research and development agreement, which was completed during the quarter ended March 31, 2000. Our total revenues from research and development agreements were approximately $1.3 million for the year ended December 31, 2000 compared to approximately $2.6 million for the year ended December 31, 1999.

Our license fees and royalty revenues represent less than two percent of our total revenues for the year ended December 31, 2000.

Cost of Revenues

Cost of revenues were approximately $74.0 million for the year ended December 31, 2000 compared to approximately $24.8 million for the year ended December 31, 1999. This increase in cost was due primarily to sales of personal storage products subsequent to the acquisition of VST and an increase in sales of our digital connectivity products.

For the period from March 6, 2000, the date we acquired VST, through December 31, 2000, cost of revenues from sales of personal storage products was approximately $43.6 million. This amount includes approximately $5.2 million of inventory writedowns in the fourth quarter arising from a decrease in demand for personal storage products.

Our cost of revenues from the sales of digital connectivity products increased to approximately $30.1 million for the year ended December 31, 2000 compared to approximately $24.8 million for the year ended December 31, 1999. This increase is primarily attributable to the increase in sales volume of our digital connectivity products. In addition, part of this increase is due to inventory writedowns of approximately $0.5 million associated with our Smarty smart card reader due to our discontinuance of that product line.

Gross Profit

Our gross profit for the year ended December 31, 2000 increased to approximately $22.7 million, or 23% of total revenue, compared to approximately $15.5 million, or 38% of total revenue, for the year ended December 31, 1999. This increase in the amount of gross profit is primarily attributable to sales of personal storage products subsequent to the acquisition of VST in March 2000, which also contributed to the decrease in our gross margin percentage since the gross margin on personal storage products is typically less than on digital connectivity products. In addition, we recognized inventory writedowns primarily on our personal storage products during the fourth quarter of 2000, which reduced margins from approximately 29% to the reported 23%.

For the period from March 6, 2000, the date we acquired VST, through December 31, 2000, gross profit from sales of personal storage products was approximately $6.2 million, or 12% of personal storage revenue. This amount includes inventory writedowns in the fourth quarter arising from a decrease in demand for personal storage products. Excluding the inventory writedowns, the margins on our personal storage products would have been approximately 23%.

Our gross profit from sales of digital connectivity products for the year ended December 31, 2000 decreased to approximately $14.4 million, or 32% of digital connectivity revenue, compared to approximately $15.5 million, or 38% of digital connectivity revenue, for the year ended December 31, 1999. This decrease was primarily attributable to inventory writedowns associated with our Smarty smart card reader due to our discontinuance of that product line.

Research and Development Expenses

Our research and development expenses increased to approximately $9.2 million, or 9% of total revenues, for the year ended December 31, 2000 compared to approximately $5.9 million, or 15% of total revenues, for the year ended December 31, 1999. This increase in expenditures was primarily attributable to the acquisition of VST, as well as hiring additional technical personnel, including salaries and related payroll expenses, costs incurred in conjunction with our research and development contracts and the outsourcing of product development.

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

Sales and Marketing Expenses

Sales and marketing expenses increased to approximately $6.6 million for the year ended December 31, 2000 compared to $1.6 million for the year ended December 31, 1999. The change from 1999 to 2000 was primarily attributable to the acquisition of VST and Impleo. With the acquisition of VST in March 2000 and the acquisition of Impleo in April 2000, we added a number of new products to our existing product lines, significantly increasing our total sales and marketing expenses. These added products required more catalog and magazine advertising than we have needed in the past due to our OEM relationships.

General and Administrative Expenses

General and administrative expenses increased to approximately $12.3 million for the year ended December 31, 2000 compared to approximately $6.3 million for the year ended December 31, 1999. This increase is primarily attributable to the acquisitions of VST and Impleo, as well as increases in depreciation and amortization, professional services, and legal and accounting fees. During the year ended December 31, 2000, we recognized non-recurring expenses of approximately $1.1 million for costs associated with a withdrawn secondary stock offering, employee severance and the forgiveness of a note receivable.

Amortization of Goodwill and Other Acquisition Related Intangible Assets

For the year ended December 31, 2000, amortization of goodwill and other acquisition related intangible assets totaled approximately $24.7 million.

Gain on Foreign Exchange

Gain on foreign exchange increased to approximately $0.3 million for the year ended December 31, 2000 compared to less than $0.1 million for the year ended December 31, 1999. This increase is primarily due to the effect of the devaluation of the Japanese yen and the British pound versus the U.S. dollar during the period on the remeasurement of U.S. dollar denominated receivables.

Interest and Other Income, net

Interest and other income, net increased to approximately $1.5 million for the year ended December 31, 2000 compared to approximately $0.5 million for the year ended December 31, 1999. The primary components of interest and other income, net, are interest earned on cash, cash equivalents and short-term investments, gains or losses on the disposal of property and equipment and gains or losses on foreign exchange. The most significant component of these items, for the year ended December 31, 2000, was interest earned on cash, cash equivalents, and short-term investments, which was approximately $1.4 million compared to approximately $0.6 million for the year ended December 31, 1999. This increase in interest income is due to a full year of interest earned on the proceeds from our initial public offering, or IPO, in October 1999, less net proceeds primarily used for acquisitions.

Interest Expense

Interest expense is incurred on the bank line of credit in Japan and the United Kingdom. We also incurred interest expense on VST’s line of credit until it was paid in full on March 31, 2000. Interest expense for the year ended December 31, 2000 remained consistent at approximately $0.1 million compared to the year ended December 31, 1999.

Income Tax Expense (Benefit)

For the year ended December 31, 2000, income tax benefit totaled approximately $4.1 million. This amount consisted of income tax benefits of approximately $5.5 million primarily resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions partially offset by approximately $1.4 million of expense.

Liquidity and Capital Resources

Cash and cash equivalents increased to approximately $14.5 million at December 31, 2001 from approximately $12.8 million at December 31, 2000. The increase resulted primarily from approximately $6.5 million provided by investing activities offset in part by approximately $2.9 million and $1.5 million used in operating activities and financing activities, respectively.

Net cash used in operating activities was approximately $2.9 million for the year ended December 31, 2001 compared to cash provided by operations of approximately $1.0 million for the year ended December 31, 2000 and cash used in operations of approximately $0.2 million for the year ended December 31, 1999. Our net loss of approximately $74.6 million included non-cash charges of approximately $2.0 million for depreciation, approximately $26.2 for amortization, approximately $43.8 million for impairment writedowns of goodwill and other acquisition related intangible assets, approximately $2.2 million for provisions for uncollectible accounts, sales returns and other credits and approximately $3.0 million for provisions for inventory obsolescence offset by a decrease in deferred income taxes of approximately $7.6 million. We also used cash through changes in our operating assets and liabilities. Our inventories and prepaid expenses and other current assets decreased by approximately $5.4 million and $2.3 million, respectively. These amounts were partially offset by decreases in our accounts payable and other accrued liabilities of approximately $2.5 million and $2.0 million, respectively. Our inventories decreased as a result of lower purchases of inventory and the recording of inventory writedowns associated with our aging legacy storage products. Our prepaid expenses and other current assets decreased primarily as a result of collections of license fees and income tax receivable. Our accounts payable decreased primarily as a result of lower purchases of inventory. Our other accrued liabilities decreased as a result of lower vendor commitments outstanding at the end of 2001.

Net cash provided by investing activities was approximately $6.5 million for the year ended December 31, 2001 compared to cash used in financing activities of approximately $0.4 million and $30.2 million for the years ended December 31, 2000 and 1999, respectively. The most significant source of cash provided by investing activities for the year ended December 31, 2001 was proceeds from the sale of short-term investments, net of purchases, of approximately $6.0 million. In addition, a decrease in restricted cash provided approximately $1.7 million. These amounts were partially offset by cash used for capital expenditures of approximately $1.3 million, primarily used for the acquisition of the intellectual property of Multimedia Technology Center and equipment used in research, development, operational and administrative activities.

Net cash used in financing activities was approximately $1.5 million for the year ended December 31, 2001 compared to cash used in financing activities of approximately $6.4 million for the year ended December 31, 2000 and cash provided by financing activities of approximately $46.6 million for the year ended December 31, 1999. The cash used in financing activities for the year ended December 31, 2002 was primarily attributable to net repayments under our lines of credit in Japan and the United Kingdom. These amounts were partially offset by proceeds from the exercise of stock options and employee share purchases.

During 1999, we financed our operations and repaid loans outstanding through short-term borrowings and the sale of equity securities in private placements with several strategic investors. The main contributor to the cash provided in 1999 was the net proceeds of approximately $39.1 million from the sale of 3,450,000 shares of common stock in our IPO in October 1999. During 2000 and 2001, we financed our operations, acquisitions and repaid loans outstanding with a portion of the proceeds from our IPO.

We maintain a line of credit in the United States under which we may borrow up to $5.0 million. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate and are secured by certain short-term investments. This line of credit expires in July 2002. As of December 31, 2001, no amounts were outstanding under this line of credit. However, at December 31, 2001, there was approximately $3.3 million in standby letters of credit outstanding, which were issued to certain vendors to guarantee credit terms. These standby letters of credit are not drawn on as long as vendor invoices are paid within established credit terms. As of December 31, 2001, none of the standby letters of credit had been drawn on. Subsequent to December 31, 2001, the outstanding standby letters of credit had been reduced to approximately $2.8 million.

As of December 31, 2001, our Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.1 million, which was secured by accounts receivable of specified trade customers. The outstanding balance under the line of credit was approximately

$0.1 million as of December 31, 2001 compared to approximately $1.7 million at December 31, 2000. The interest rate on borrowings under the credit facility is 1.875% per year. This line of credit, which was repaid in January 2002, was not renewed. We hope to enter into a new credit facility in the future.

We believe our cash and cash equivalents, cash flows from operations and credit facility will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. We may need to raise additional capital if we expand more rapidly than currently planned, to develop and market new or enhanced products and/or services, to respond to competitive pressures or to acquire complementary products, businesses or technologies. The capital, if needed, may not be available or may not be available on terms acceptable to us.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by us in several areas, including, but not limited to, the realizability of deferred tax assets, the future obligations associated with litigation, inventory reserves, warranty reserves and the allowance for doubtful accounts and sales returns and other credits. Actual results could differ materially from these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our product revenues are recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. Title and risk of loss are transferred when pervasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is assured. Accordingly, we defer recognition of revenue on shipments to certain customers until the customers have resold the products. We record a provision for estimated product returns at the time the related revenue is recognized on sales to certain customers that have rights of return. Product revenues at our Japanese subsidiary are recognized upon acceptance by the customer.

We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection and other incentives. If market conditions were to decline, we may take action to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. In addition, if our customers redeem a greater amount of incentives than estimated by us, additional reductions to revenue may be required.

Accounts Receivable—Significant Customers

We generate approximately 46% of our revenues and corresponding accounts receivable from sales to two customers in the personal computer and information technology industries. As of December 31, 2001, approximately $2.8 million of our accounts receivable were attributable to these customers. If our primary customers experience significant adverse conditions in their respective industries or operations, including the continued impact of the current downturn in demand for personal computers, our customers may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing firm purchase and sale commitments. Outstanding sales orders from these customers approximated $3.7 million as of December 31, 2001.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantive downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 3% for current amounts to 100% for amounts more than 90 days past due based on our historical experience on a weighted average basis over the prior two years. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Inventory Reserves

We had inventory reserves of approximately $1.3 million as of December 31, 2001, for obsolete, slow-moving, and non-saleable inventory. We evaluate the need for reserves based on a quarterly review of forecasted demand and market values for our products. Inventory reserves are established to the extent that the cost of the inventory exceeds the estimated market value of the inventory based on assumptions regarding future demand in relation to existing inventory balances and market conditions. Inventory reserves are applied directly to specific items. Short product life cycles are inherent in the high-technology market. Product and technology transitions announced by us or our competitors, delays in the availability of new products, changes in the purchasing patterns of our customers and distribution partners, or adverse global economic conditions may materially affect estimates of our inventory reserve requirements resulting in additional inventory writedowns. We recognized inventory writedowns of approximately $3.0 million in 2001 compared to approximately $8.0 million and $0.1 million in 2000 and 1999, respectively.

Accounting for Income Taxes

We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109, including our earnings history, the number of years that our operating losses and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the high-technology market. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2001, the valuation allowance for deferred tax assets was approximately $9.2 million. This valuation allowance is determined based on estimates of our future taxable income by tax jurisdiction and incorporates ongoing prudent and feasible tax planning strategies. In the event that actual results differ from these estimates, we may need to adjust the valuation allowance. In the event management determines that it will be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase reported net income in the period the determination was made.

Recent Accounting Pronouncements

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

Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the year ended December 31, 2001, we recognized approximately $9.9 million of goodwill amortization.

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

Factors That May Affect Future Results of Operations

Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form10-K, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See “Forward-Looking Statements.”

We have incurred net losses and cannot guarantee that we will be profitable in the future.

Except for the third and fourth quarters of 1999, we have incurred net losses on a quarterly basis since inception. We had a net loss of approximately $74.6 million for the year ended December 31, 2001, primarily as a result of $62.0 million in after-tax amortization and writedowns of goodwill and other acquisition related intangible assets from the VST and Impleo acquisitions. In addition, as of December 31, 2001, we had an accumulated deficit of approximately $120.6 million. In light of our loss history and the amortization and impairment writedowns of goodwill and other intangible assets from the VST and Impleo acquisitions, we cannot assure you that we will be profitable in the future.

Reduced consumer demand for our FlashPath products may have a significant impact on our business.

Our current FlashPath products and other flash media readers are designed to provide connectivity between personal computers and digital appliances that use flash memory cards. Our current dependence on sales of FlashPath exposes us to a substantial risk of loss in the event that the flash memory market does not continue or if a competing technology replaces flash memory cards. If a competing memory storage device replaces or takes significant market share from the flash memory cards which our digital connectivity products support, we will not be able to sell our products in quantities sufficient to grow or maintain our current business.

Since our FlashPath products work only in conjunction with the 3.5-inch floppy disk drive, advances in flash memory cards may make these products less competitive because of the increased time needed to transfer data using the 3.5-inch floppy disk drive.

Consumer acceptance of our FlashPath products depends upon their ability to quickly transfer information from flash memory cards to PCs. However, the time needed to transfer information using a 3.5-inch disk drive increases as more data is transferred. As more memory is condensed onto flash memory cards, the time necessary to transfer all of the data from a single card will increase. As technological advances make it possible and feasible to produce higher density cards, FlashPath will be constrained by the inherent limitations of the 3.5-inch disk drive. In that case, FlashPath would be less attractive to consumers and our sales would decline.

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

A substantial portion of our business depends on the adoption of Institute of Electrical and Electronics Engineering, or IEEE, 1394 technology by PC manufacturers. IEEE 1394 is a high speed PC interface that is replacing Small Computer System Interface, or SCSI, and parallel interfaces. If these manufacturers do not include an IEEE 1394 interface on their PCs or notebook computers, then we may not be able to sell sufficient quantities of our FireWire personal storage products to support our future growth. FireWire is Apple’s trade name for IEEE 1394. For example, a competing high-speed interface, such as Universal Serial Bus, or USB, 2.0, could emerge as an industry standard, thus limiting the demand for our FireWire technology and related personal storage products.

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

To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage products will continue to represent the most substantial portion of our net revenue through 2002 and into 2003. A decline in the price of or demand for these products as a result of competition, technological change, the introduction of new products by us or others, a failure to adequately manage product transitions, or for other reasons, would seriously harm our business. During the year ended December 31, 2001, we derived approximately 76% of our product revenue from the sale of FlashPath and USB- and FireWire–based personal storage products.

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

We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance and functionality requirements of flash memory card, PC and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with flash memory card manufacturers, such as SanDisk, Sony and Toshiba, PC manufacturers, such as Apple, and consumer product OEMs, such as Olympus and FujiFilm. If we cannot maintain our relationship with these manufacturers, we may not be able to continue to develop products that are compatible with their flash memory cards, PCs and digital appliances. However, collaboration is more difficult because many of these companies are located overseas. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products.

We may not be able to sustain our relationship with Apple Computer which would greatly hinder our ability to timely develop products which are compatible with Macintosh operating systems.

Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to timely develop and engineer many of our current products, including our current FireWire and USB storage products. As a result of this collaborative relationship, we have received a substantial portion of our historical revenue from direct sales to Apple users. Moreover, we anticipate that a significant portion of our product revenue will continue to be derived from sales of our Apple compatible products in the near future. If there was a material deterioration of our relationship with Apple, we would not be able to timely develop new technologies that are compatible with Apple’s product road maps and this would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or may be configured and ordered along with a Macintosh computer. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

A decline in the demand for Apple products would further reduce the market for many of our products.

Our growth depends to a large extent on both our strategic relationship with Apple and demand for Apple products. This dependence is due primarily to the fact that, to date, Apple has been the principal PC manufacturer using the FireWire interface technology on which many of our products are based. If a decline in the demand for Apple products occurs or if Apple suffers a material change in its business, the market for many of our products would be negatively impacted.

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

•	The timing and amount of orders we receive from our customers, which may be tied to seasonal demand for the consumer products manufactured and sold by OEMs;

•	Cancellations or delays of customer product orders, or the loss of a significant customer;

•	Reductions in consumer demand for our customers’ products in general, such as Apple products, or for our products in particular, such as FlashPath;

•	The timing and amount of research and development expenditures;

•	The availability of manufacturing capacity necessary to make our products;

•	General business conditions in our markets in the United States, Japan and Europe, as well as general economic and political conditions;

•	Any new product introductions, or delays in product introductions, by us or our competitors;

•	Increased costs charged by our suppliers or changes in the delivery of products to us;

•	Increased competition or reductions in the average selling prices that we are able to charge;

•	Fluctuations in the value of foreign currencies, particularly the Japanese yen and British Pound, against the U.S. dollar; and

•	Changes in our product mix as well as possible seasonal demand for our products.

As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to February 28, 2002, the reported last sale price for our common stock ranged from $1.10 to $65.13 per share. On February 28, 2002, the reported last sale price of our common stock was $1.59 per share.

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

Our proprietary technology with respect to 3.5-inch floppy disk drive interfaces and USB and FireWire source codes is critical to our future growth. We rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. However, the patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we may not receive trademark protection for our “SmartDisk” name. We have filed for trademark registration of the name “SmartDisk,” but this has not yet been granted. We are aware of a trademark application for the name “SmartDisk” that was filed by another company. Our application could be denied and we could be prohibited from using the “SmartDisk” name. In that event, we would be required to incur substantial costs to establish new name recognition.

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

Intel Corporation was issued a patent in 1997 disclosing and claiming technology substantially similar to that disclosed in one of our key patents. The Intel patent was filed four years after our effective filing date, and we do not believe that the Intel patent can be validly applied to any of the technology disclosed in our patent. However, given the substantial resources available to Intel, our financial condition could suffer if we engage in a dispute with Intel. Our business could also be harmed if Intel’s patent is determined to be valid and Intel or any licensee of Intel decides to sue our customers or develop and commercialize products based on its patent.

Infringement claims by third parties could result in costly litigation and otherwise adversely impact our business.

From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation that could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received communications alleging that our FlashPath products infringed a third party’s patent rights. We have met with this third party, a non-public limited liability company, to gain a better understanding of its claim and attempted to resolve the dispute through mediation. Such mediation did not yield a resolution to the dispute and such party subsequently filed a complaint in the Central District Federal Court of the State of California. On November 20, 2000, we prevailed in moving the venue for such action from the State of California to the Middle District of Florida. While we believe that we do not infringe upon this third party’s patent and that such claim is wholly without merit, we cannot guarantee that the effects or outcome of this litigation will be favorable to us. Further, a complaint was filed on November 30, 2001 in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging our infringement of said parties’ patent relating to local area network capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. While we consider this claim, as it relates to us, to be wholly without merit, we cannot guarantee that the effects or outcome of this litigation will be favorable to us. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

We have indemnification obligations related to our intellectual property, which may require us to pay damages.

Our arrangements with Fuji Photo USA, Iomega, SanDisk, Sony, Toshiba and others require us to indemnify them for any damages they may suffer if a third party claims that we are violating their intellectual property rights. While, to date, we have not received indemnification claims, there may be future claims. For example, Fuji Photo USA has been named as a co-defendant in the above referenced complaint initiated in California. We have agreed to indemnify Fuji Photo USA with respect to expenses or damages incurred by Fuji Photo USA in connection with this matter. Any indemnification claim may require us to pay substantial damages, which could negatively impact our financial condition.

Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

On July 26, 2001, a securities class action suit was filed against us, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of our common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares of our common stock in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim. Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

During 2001, three additional class action suits were filed against one of the underwriters in our initial public offering, FleetBoston Robertson Stephens, Inc. The suits were also filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. These complaints make similar allegations that the registration statement and prospectus violate section 10(b) of the Exchange Act and Rule 10b-5 as a result of the undisclosed agreements between FleetBoston Robertson Stephens and certain inventors and customers. The complaints seek an undisclosed amount of damages, as well as attorney fees.

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

Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, Ingram Micro or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results in sales to a limited number of customers, which account for a significant portion of our net revenue. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the year ended December 31, 2001, Sony, Apple, and Ingram Micro accounted for approximately 16%, 22% and 24% of our revenue, respectively, and our top five customers collectively accounted for approximately 69% of our revenue. We expect sales of our products to a limited number of customers to account for a significant portion of our net revenue during 2002.

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

Our ability to sell our products will be limited if the OEMs’ products do not achieve market acceptance or if the OEMs do not adequately promote our products.

We depend upon our OEM customers to market certain of our products. Failure of the OEMs’ products to achieve market acceptance, the failure of the OEMs to bundle our products with theirs, or any other event causing a decline in our sales to the OEMs could seriously harm our business. Even if consumers buy OEMs’ products, their ultimate decision to buy our products depends on OEM packaging, distribution and sales efforts, which may not be sufficient to maintain or increase sales of our products. If we cannot achieve or maintain a sufficient consumer acceptance rate of our products concurrent with their purchases of OEM products, our future sales to OEM customers will be adversely affected.

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

We have formed strategic relationships with a number of significant industry participants, including Apple, FujiFilm, Hitachi, Mitsumi, Olympus, Sony, Toshiba and Yamaichi. We depend upon these corporations to provide technical assistance and perform key manufacturing, marketing, distribution and other functions. For example, Yamaichi and Mitsumi currently manufacture some of our products, Toshiba and Apple provide technological assistance in the development of our products and Sony and Olympus market certain of our products. We expect that these and similar types of relationships will be critical to our business because we intend to continue outsourcing many key operational functions and we do not currently have the resources to perform these functions ourselves.

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

Approximately 29% of our revenue for the year ended December 31, 2001 was attributable to sales to Japanese customers, and we expect that sales to Japanese customers will continue to account for a significant portion of our total revenue for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries’ accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders’ investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the year ended December 31, 2001, resulting in a foreign currency gain of approximately $0.7 million. In addition, these fluctuations resulted in a foreign currency translation adjustment to reduce stockholders’ equity by approximately $0.6 million as of December 31, 2001. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

We depend on a limited number of contract and offshore manufacturers, and it may be difficult to find replacement manufacturers if our existing relationships are impaired.

We contract with offshore manufacturers to produce some of our products and our dependence on a limited number of contract manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. For example, Yamaichi and Mitsumi are the sole manufacturers of our FlashPath products and Jess-Link is the sole manufacturer of our hard drive products. If Yamaichi, Mitsumi or Jess-Link terminates production, or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from three to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers would cause our sales to decline.

Our dependence on foreign manufacturing and international sales exposes us to difficulties often not encountered by exclusively domestic companies.

Many of our products are manufactured overseas and a significant portion of our revenue is derived from overseas sales. Approximately 40% of our revenue during the year ended December 31, 2001 was derived from customers located outside the United States, primarily in Japan. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

•	Difficulties in monitoring production;

•	Transportation delays and interruptions;

•	Unexpected changes in regulatory requirements;

•	Currency exchange risks;

•	Tariffs and other trade barriers, including import and export restrictions;

•	Difficulties in staffing and managing disparate branch operations;

•	Political or economic instability;

•	Compliance with foreign laws;

•	Difficulties in protecting intellectual property rights in foreign countries;

•	Exchange controls; and

•	Potential adverse tax consequences, including with respect to repatriation of earnings.

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

Failure to effectively manage our growth could impair our ability to execute our business strategy. Our business has grown substantially in recent periods, with revenue increasing from approximately $15.3 million in 1998 to approximately $70.2 million in 2001. The growth of our business has placed a strain on our management, operations and financial systems. In addition, the number of employees has increased from 16 at January 1, 1998 to 90 as of December 31, 2001. We expect to continue to increase the number of employees if our business grows, and we may expand operations to locations other than those in which we currently operate.

Continued growth, should it occur, is likely to place a greater burden on our operating and financial systems as well as our senior management and other personnel. Existing and new members of management may not be able to improve existing systems and controls or implement new systems and controls in response to anticipated growth. Management of our operations in diverse locations may also complicate the task of managing our growth.

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

We continually evaluate potential acquisitions of complementary businesses, products and technologies. We acquired VST in March 2000 and Impleo in April 2000. We may not realize the desired benefits of these transactions or of future transactions. In order to successfully integrate acquired companies we must, among other things:

•	Continue to attract and retain key management and other personnel;

•	Integrate the acquired products from both an engineering and sales and marketing prospective;

•	Establish a common corporate culture; and

•	Integrate geographically distant facilities, systems and employees.

If our management’s attention to day-to-day operations is diverted to integrating acquired companies or if problems in the integration process arise, our business could be adversely affected and we could be required to use a significant portion of our available cash.

If an acquisition is made utilizing our securities, a significant dilution to our stockholders and significant acquisition related charges to earnings could occur.

We may incur additional charges in the future resulting from redundancies in product lines, personnel and fixed assets associated with these acquisitions. For instance, on May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This closing allowed us to centralize our operations and marketing and development efforts, improve operational efficiencies and otherwise increase the effectiveness of our business. In connection with this closing, we recognized approximately $0.5 million in severance costs in the quarter ended June 30, 2001. The closing was substantially complete as of September 30, 2001. As a result, we incurred additional costs of approximately $1.2 million during the quarter ended September 30, 2001 associated with employee separation costs, excess facility costs and the disposal of fixed assets. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2001, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. During the year, our investment portfolio includes marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

As of December 31, 2001, we did not hold amounts of cash equivalents and short-term investments that were subject to market risk.

We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Exchange Risk.    We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2001, resulting in a realized foreign currency gain of approximately $0.7 million. In addition, such fluctuations resulted in an accumulated unrealized foreign currency translation loss of approximately $0.6 million as of December 31, 2001, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

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

Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, a decrease in the Japanese yen to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $2.0 million and an increase in the net loss before income tax of approximately $0.4 million. Further, a decrease in the British pound to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.7 million and a decrease in the net loss before income tax of approximately $0.3 million.

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

Intangible Asset Risk.    Although at December 31, 2001 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 30, 2002.

Item 11.    Executive Compensation

The information regarding executive compensation required by Item 11 is incorporated by reference from the information set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 30, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference from the information set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 30, 2002.

Item 13.    Certain Relationships and Related Transactions

The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference from the information set forth in the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 30, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.    Financial Statements

The following consolidated financial statements of SmartDisk Corporation are filed as a part of this report:

(a) 2.    Financial Statement Schedules

The following financial statement schedule of the Company for each of the years ended December 31, 1999, 2000 and 2001 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Page
Schedule II—Valuation and Qualifying Accounts	84

All other schedules are omitted since they are either not required, not applicable or the required information is shown in the consolidated financial statement or notes thereto.

(a) 3.    Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Certificate of Incorporation (3.1) (1)

3.2	Bylaws (3.2) (1)

10.1	1998 Employee Stock Option Plan (10.1) (1) *

10.2	1998 Directors and Consultants Stock Option Plan (10.2) (1) *

10.3	1999 Incentive Compensation Plan (10.3) (5) *

10.4	1999 Employee Stock Option Plan (10.4) (1) *

10.5	Employment Agreement with Rod H. King (10.27) (6)

10.6	Employment Agreement with Quresh Sachee

Exhibit Number	Description
10.7	Services Agreement dated October 12, 2001 between IM-Logistics, a division of Ingram, Inc. and SmartDisk

10.8	License Agreement dated May 26, 1998 between Toshiba Corporation and SmartDisk, as amended (10.8) (1)

10.9	Investors’ Rights Agreement dated May 22, 1998 among SmartDisk and each of the investors a party thereto (10.12) (1)

10.10	Amendment Number One to Investors’ Rights Agreement dated July 1999 among SmartDisk and each of the investors a party thereto (10.13) (3)

10.11	Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by assignment (10.13) (1)

10.12	Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by assignment

10.13	Development and License Agreement dated June 30, 1999 between SmartDisk and Sony Corporation (10.19) (7)

10.14	Development and License Agreement dated December 1, 1999 between SmartDisk and Sony Corporation (10.16) (3)

10.15	Cooperative Development Agreement dated June 30, 1999 between SmartDisk and SanDisk Corporation (10.15) (1) †

10.16	Form of Indemnification between the Registrant and each of its directors and executive officers (10.16) (1)

10.17	Joint Venture Agreement dated as of February 24, 1998 by and among Phoenix House Investments, L.L.C., Toshiba Corporation and SmartDisk (10.17) (1)

10.18	Amendment No. 2 to License Agreement dated April 1, 1999 between Toshiba Corporation and SmartDisk (10.20) (4)

21.1	Subsidiaries of SmartDisk

23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants

(1)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s registration statement on Form S-1 (Registration No. 333-82793).
(2)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Current Report on Form 8-K on March 21, 2000 (File No. 000-27257).
(3)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-27257).
(4)
Incorporated by reference to the exhibit in the preceding parentheses as filed with Amendment No. 1 to SmartDisk’s Annual Report on Form 10-K/A for the year ended December 31, 1999 (File No. 000-27257).

(5)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27257).
(6)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-27257).
(7)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-27257).
*	Management Compensation Plan or Arrangement.
†	Certain information in these exhibits has been omitted pursuant to a request for confidential treatment filed with the SEC.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the fourth quarter of our fiscal year ended December 31, 2001.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SmartDisk Corporation:

We have audited the accompanying consolidated balance sheets of SmartDisk Corporation as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartDisk Corporation at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/	ERNST & YOUNG LLP

Miami, Florida
February 8, 2002

SMARTDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$12,833	$14,517
Restricted cash	1,671	—
Short-term investments	6,001	—
Accounts receivable, net	7,176	4,913
Notes receivable	28	11
Inventories	16,666	8,332
Prepaid expenses and other current assets	3,262	920

Total current assets	47,637	28,693
Property and equipment, net	3,265	1,869
Goodwill, net	52,110	2,482
Other intangible assets, net	22,988	2,862
Deposits and other assets	309	172

TOTAL ASSETS	$126,309	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,980	$6,019
Bank line of credit	1,907	76
Income taxes payable	878	662
Deferred revenue	725	—
Due to related parties	145	566
Other accrued liabilities	4,865	2,850

Total current liabilities	17,500	10,173
Deferred tax liabilities	8,494	791
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 60,000 shares authorized; 17,596 issued and 17,509 outstanding at December 31, 2000; 17,851 issued and 17,751 outstanding at December 31, 2001	18	18
Capital in excess of par value	146,388	146,716
Treasury stock, 87 shares at December 31, 2000 and 100 shares at December 31, 2001, at cost	(89)	(99)
Accumulated other comprehensive income (loss)	315	(634)
Notes receivable from officers/employees	(336)	(299)
Unearned compensation	—	(3)
Accumulated deficit	(45,981)	(120,585)

Total stockholders’ equity	100,315	25,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,309	$36,078

See notes to consolidated financial statements.

SMARTDISK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
	(in thousands, except per share amounts)
REVENUES
Net product sales	$37,262	$94,318	$69,264
Research and development	2,587	1,349	100
License fees and royalties	470	1,055	797

Total revenues	40,319	96,722	70,161
COST OF REVENUES	24,820	74,039	53,719

GROSS PROFIT	15,499	22,683	16,442
OPERATING EXPENSES
Research and development	5,869	9,174	7,676
Sales and marketing	1,608	6,568	9,223
General and administrative	6,259	12,294	12,457
Amortization of goodwill and other acquisition related intangible assets	—	24,691	25,878
Impairment of goodwill and other acquisition related intangible assets	—	—	43,798

Total operating expenses	13,736	52,727	99,032

OPERATING INCOME (LOSS)	1,763	(30,044)	(82,590)
Gain on foreign exchange	30	348	675
Interest and other income, net	586	1,473	257
Interest expense	(54)	(112)	(21)

Net income (loss) before income taxes	2,325	(28,335)	(81,679)
Income tax expense (benefit)	1,367	(4,097)	(7,075)

NET INCOME (LOSS)	$958	$(24,238)	$(74,604)

Earnings (loss) per share – basic	$0.09	$(1.44)	$(4.25)

Earnings (loss) per share – diluted	$0.07	$(1.44)	$(4.25)

Weighted average shares used to calculate earnings (loss) per share amounts
Basic	10,725	16,861	17,545

Diluted	13,350	16,861	17,545

See notes to consolidated financial statements.

SMARTDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$958	$(24,238)	$(74,604)
Adjustments to reconcile net income (loss)to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,478	2,183	2,034
Amortization of goodwill and other intangible assets	552	25,122	26,206
Impairment of goodwill and other intangible assets	—	—	43,798
Provision for uncollectible accounts	93	492	758
Provision for sales returns and other credits	—	2,439	1,482
Provision for inventory obsolescence	87	7,964	2,965
Employee stock option expense	76	—	—
Deferred stock compensation	—	—	15
Foreign currency gain	(30)	(348)	(675)
Deferred income tax benefit	(389)	(4,360)	(7,621)
Forgiveness of note receivable	—	180	—
Loss on disposals of property and equipment	—	265	563
Gain on disposal of intellectual property	—	—	(150)
Loss (gain) on sale of short-term investments	—	20	(10)
Changes in assets and liabilities:
Accounts receivable	(1,763)	(1,085)	24
Notes receivable	(4,921)	6,274	18
Inventories	128	(7,383)	5,368
Prepaid expenses and other current assets	(918)	(1,626)	2,262
Deposits and other assets	94	(137)	138
Accounts payable	1,623	(3,419)	(2,539)
Income taxes payable	—	(1,697)	(217)
Deferred revenue	308	417	(725)
Other accrued liabilities	2,432	(79)	(2,014)

Net cash provided by (used in) operating activities	(192)	984	(2,924)
Cash flows from investing activities:
Purchases of property and equipment	(3,057)	(1,770)	(1,037)
Proceeds from disposals of property and equipment	—	250	—
Cash paid for acquisitions, net of cash acquired	—	(18,998)	—
Purchases of short-term investments	(36,708)	(9,117)	(5,600)
Sales and maturities of short-term investments	9,995	29,818	11,601
Purchase of intangible assets	(405)	—	(250)
Proceeds from sale of intellectual property	—	—	150
(Increase) decrease in restricted cash	—	(621)	1,671

Net cash provided by (used in) investing activities	(30,175)	(438)	6,535
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	2,647	(7,232)	(1,831)
Net proceeds from issuance of common stock	43,821	—	—
Proceeds from exercise of stock options	—	263	210
Proceeds from stock issued under ESPP	—	473	100
Proceeds from sale of stock by SDL	65	—	—
Collections on notes receivable from officers/employees	30	51	37
Purchase of treasury stock	(1)	—	(10)

Net cash provided by (used in) financing activities	46,562	(6,445)	(1,494)
Effect of exchange rate fluctuations on cash	(35)	(348)	(433)

Increase (decrease) in cash and cash equivalents	16,160	(6,247)	1,684
Cash and cash equivalents at beginning of period	2,920	19,080	12,833

Cash and cash equivalents at end of period	$19,080	$12,833	$14,517

Supplemental cash flow disclosures:
Issuance of common stock for business combinations	$—	$72,958	$—
Conversion of stockholder loan to capital	648	—	—
Notes receivable obtained for stock option exercise	—	210	—
Forgiveness of note receivable	—	210	—
Issuance of common stock for intellectual property	300	1,240	—

See notes to consolidated financial statements.

SMARTDISK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Officers/ Employees	Unearned Compensation	Accumulated Deficit	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 1998	9,297	$9	$16,351	$(57)	$479	$(417)	$—	$(22,701)	$(6,336)
Comprehensive income:
Net income								958	958
Foreign currency translation adjustments					277				277
Unrealized loss on short-term investments					(44)				(44)

Comprehensive income									1,191

Issuance of common stock in public offering, net	3,453	3	39,170						39,173
Conversion of redeemable common stock	2,487	3	9,990						9,993
Issuance of common stock in private placements	650	1	4,299						4,300
Issuance of common stock under stock option plans	48		252						252
Issuance of common stock under employee stock purchase plan	15		171						171
Issuance of common stock for license	37		300						300
Conversion of stockholder loan into SDL shares	76		648						648
Issuance of shares by SDL	9		65						65
Collection on notes receivable from officers/employees						30			30
Repurchase of common stock				(1)					(1)

Balance at December 31, 1999	16,072	16	71,246	(58)	712	(387)	—	(21,743)	49,786
Comprehensive loss:
Net loss								(24,238)	(24,238)
Foreign currency translation					(447)				(447)
Unrealized gain on short-term investments					50				50

Comprehensive loss									(24,635)

Issuance of common stock under stock option plans	161	1	472						473
Issuance of common stock under employee stock purchase plan	62		473						473
Issuance of common stock for intellectual property	87		1,240						1,240
Acquisition of VST Technologies, Inc.	1,089	1	69,584						69,585
Acquisition of Impleo Limited	125		3,373						3,373
Collection on notes receivable from officers/employees						51			51
Repurchase of common stock				(31)					(31)

Balance at December 31, 2000	17,596	$18	$146,388	$(89)	$315	$(336)	—	$(45,981)	$100,315
Comprehensive loss:
Net loss								(74,604)	(74,604)
Foreign currency translation					(943)				(943)
Unrealized loss on short-term investments					(6)				(6)

Comprehensive loss									(75,553)

Issuance of common stock under stock option plans	212		210						210
Issuance of common stock under employee stock purchase plan	37		100						100
Unearned compensation:
Issuance of common stock as compensation	6		18				(18)		—
Amortization of unearned compensation							15		15
Collection on notes receivable from officers/employees						37			37
Repurchase of common stock				(10)					(10)

Balance at December 31, 2001	17,851	$18	$146,716	$(99)	$(634)	$(299)	$(3)	$(120,585)	$25,114

See notes to consolidated financial statements.

SMARTDISK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

Note 1.    Business and Organization

Business

SmartDisk Corporation (“SmartDisk” or the “Company”) designs, develops, manufactures and markets personal storage and digital connectivity products that enable consumers and businesses to easily access, exchange, organize and store all types of digital content such as photographs, video, music, voice and data among digital appliances, personal computers and the Internet. The Company serves customers in the electronics and other consumer markets. Principal geographic markets for the Company’s products include the United States, Japan, Europe and other world markets.

Organization

In March 2000, the Company acquired VST Technologies, Inc. (“VST”) to expand the Company’s product line to include USB- and FireWire-based personal storage products. In April 2000, the Company acquired Impleo Limited (“Impleo”) to increase the Company’s access to the European market. These acquisitions were recorded under the purchase method of accounting. See Note 3 for additional information on these acquisitions.

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

The Company sells a significant portion of its products through distributors and third-party resellers and, as a result, maintains individually significant receivable balances with major customers. If the financial condition or operations of these customers were to deteriorate, the

Company’s results could be adversely affected. Credit terms to these distributors and resellers generally range from 30 to 60 days. The Company evaluates and monitors the credit worthiness of each customer on a case-by-case basis. Allowances are maintained for potential credit losses.

The Company sells to original equipment manufacturers (“OEMs”), distributors, resellers, retailers and end users in the United States, Japan, Europe and other world markets. However, large portions of the Company’s sales are to Japanese and European customers. Japanese sales as well as related expenses are denominated in Japanese yen and, accordingly, are subject to the risks associated with fluctuations in exchange rates between the Japanese yen and the U.S. dollar. European sales as well as related expenses are mostly denominated in British pounds and, accordingly, are subject to the risks associated with fluctuations in exchange rates between the British pound and the U.S. dollar. The Company does not hedge against foreign currency exposure.

Certain raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. The Company is dependent on its manufacturers to allocate a sufficient portion of their manufacturing capacity to meet the Company’s needs.

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

Foreign Currency Translation

The functional currency of most of the Company’s wholly-owned foreign subsidiaries is the local currency. Assets and liabilities of the subsidiaries are translated to the U.S. dollar at the current exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to a separate component of stockholders’ equity. Revenue and expense accounts are translated using average exchange rates in effect for the period in which the items occur. Where the U.S. dollar is the functional currency or where the local currency is the functional currency and the transactions are denominated in U.S. dollars, translation adjustments are reflected in the gain (loss) on foreign exchange account included in the statement of operations.

Cash, Cash Equivalents and Short-Term Investments

All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents include money market funds, certificates of deposit and U.S. government agency securities.

The Company has cash investment policies that limit investments to investment grade securities. Investments held by the Company are classified as “available-for-sale” as defined by

Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at fair value based on quoted market prices. Such investments consist of U.S. government agency securities, corporate debt securities and asset backed securities with original maturities beyond three months and less than twelve months. Realized losses represent the difference between the proceeds received upon sale of an investment and its amortized cost.

The Company’s realized losses during the years ended December 31, 1999 and 2000 were approximately $46,000 and $44,000, respectively. The Company realized a gain during the year ended December 31, 2001 of approximately $10,000. The Company had an unrealized gain, net of tax, as of December 31, 2000 of approximately $6,000. The Company had no unrealized gains or losses as of December 31, 2001.

The fair value of the Company’s short-term investments is as follows:

December 31, 2000	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
	(in thousands)
U.S. government and government agency securities	$4,990	$5,000	$10	$—
Corporate bonds and notes	1,001	1,001	—	—

Total short-term investments	$5,991	$6,001	$10	$—

At December 31, 2000, the aggregate of maturities of the Company’s short-term investments were less than twelve months. The Company did not hold any short-term investments as of December 31, 2001.

Restricted Cash

Restricted cash as of December 31, 2000 was mainly composed of a time deposit maintained by our Japanese subsidiary as collateral for a line of credit. During the year ended December 31, 2001, the subsidiary repaid substantially all of the amounts outstanding under the line of credit and transferred the restricted cash to cash and cash equivalents.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. All major expenditures for production equipment are capitalized and depreciated over the economic life of the asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three years for computer and electronic equipment and software and five years for office furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. In addition, certain production equipment is depreciated using the units-of-production method. The units-of-production method depreciates the property over the estimated life cycle based on total production quantities. The monthly depreciation cost is calculated by using the number of pieces produced times the depreciation cost per piece computed from the estimated total production quantity. The costs of repairs and maintenance are charged to expense in the period when they are incurred.

Intangible Assets

Intangible assets primarily consist of goodwill and separately identified intangible assets recognized in connection with the Company’s acquisitions during the year. Amortization of intangible assets is provided using the straight-line method over the assets’ estimated useful lives, which range from one to ten years.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets. SmartDisk reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business.

Recoverability of long-lived assets is measured by comparison of the carrying amount to future discounted net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long- lived asset exceeds its fair market value.

Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time certain development costs required to attain general production release would be capitalized. To date, the Company’s software development has essentially been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

Product revenue is recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. Title and risk of loss are transferred when pervasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Accordingly, the Company defers recognition of revenue on shipments to certain customers until the customers have resold the products. Product revenue at our Japanese subsidiary is recognized upon acceptance by the customer. The Company records a provision for estimated product returns at the time the related revenue is recognized on sales to certain customers that have rights of return. The Company also provides for price protection and other offerings that may occur under programs the Company has with its customers.

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

Shipping and Handling Costs

Shipping and handling costs are charged to cost of sales as incurred.

Advertising

Advertising costs are charged to expense as incurred. Advertising expenses for 1999, 2000 and 2001 were approximately $147,000, $2,503,000 and $3,603,000, respectively.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. SmartDisk’s other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

The components of other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain(Loss) on Short-term Investments	Total
	(in thousands)
Balance at December 31, 1999	$756	$(44)	$712
Foreign currency translation adjustment	(447)	—	(447)
Unrealized gain on short-term investments, net of $24 in taxes	—	50	50

Balance at December 31, 2000	309	6	315
Foreign currency translation adjustment	(943)	—	(943)
Unrealized loss on short-term investments, net of $4 in taxes	—	(6)	(6)

Balance at December 31, 2001	$(634)	$—	$(634)

Segment Information

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. The Company also discloses information about products and services and geographical areas.

Warranty

The Company records a provision for product warranties upon shipment based on estimated future expenditures that will be incurred under product guarantees and warranties presently in force.

Reclassifications

Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies).

Because of the extensive effort required to comply with the adoption of SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the year ended December 31, 2001, the Company recognized approximately $9.9 million of goodwill amortization.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3.    Acquisitions

On March 6, 2000, SmartDisk completed its acquisition of VST Technologies, Inc. (“VST”), a Delaware corporation, located in Acton, Massachusetts, for approximately $16.4 million in cash, 1.1 million shares of SmartDisk common stock and options to acquire 443,000 shares of SmartDisk common stock. The consolidated financial statements include the operating results of VST from the date of acquisition. The following unaudited pro forma financial information reflects the VST acquisition as if it had occurred on January 1, 1999 after giving effect to certain adjustments including amortization of goodwill and other acquired intangible assets. The pro forma financial information does not purport to represent what the Company’s actual results of operations would have been had the acquisition occurred as of January 1, 1999 and may not be indicative of operating results for any future periods.

	Years Ended December 31,
	1999	2000
	(in thousands, except per share amounts)
Revenues	$101,845	$102,759
Net loss	$(31,058)	$(30,296)
Loss per share—Basic and diluted	$(2.63)	$(1.69)

On April 28, 2000, SmartDisk completed its acquisition of Impleo Limited (“Impleo”), a corporation established under the laws of the United Kingdom, located in Wokingham, England, for approximately $200,000 in cash and 125,000 shares of SmartDisk common stock. This acquisition was accounted for under the purchase method of accounting. Thus, the consolidated financial statements for 2000 include the operating results of Impleo from the date of acquisition.

Note 4.    Accounts Receivable

SmartDisk’s accounts receivable are reported net of allowance for doubtful accounts of approximately $705,000 and $741,000 at December 31, 2000 and 2001, respectively, and sales returns and other credits of approximately $245,000 and $458,000 at December 31, 2000 and 2001, respectively.

Note 5.    Inventory

Inventories consist of the following:

	December 31,
	2000	2001
	(in thousands)
Finished goods	$6,147	$4,869
Raw materials	10,519	3,463

Total inventories	$16,666	$8,332

As of December 31, 2000 and 2001, approximately $503,000 and $633,000 of consigned inventory is included in finished goods, respectively.

Note 6.    Property and Equipment

Property and equipment consists of the following:

	December 31,
	2000	2001
	(in thousands)
Equipment	$2,145	$1,982
Tooling	2,869	1,352
Furniture and fixtures	603	624
Software	984	999
Leasehold improvements	84	257

Property and equipment, at cost	6,685	5,214
Accumulated depreciation and amortization	(3,420)	(3,345)

Property and equipment, net	$3,265	$1,869

Note 7.    Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2000	2001
	(in thousands)
Vendor commitments	$1,552	$626
Employee compensation and benefits	1,000	687
Other	2,313	1,537

Total	$4,865	$2,850

Note 8.    Impairment of Goodwill and Other Acquisition Related Intangible Assets

The Company continually evaluates the recoverability of its long-lived assets, such as goodwill and other acquisition related intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, a significant decline in the stock price for a sustained period, the market capitalization relative to net book value and significant negative industry or economic trends which indicate that this trend may continue for an indefinite period of time. If management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Based on the impairment review performed for the quarter ended September 30, 2001, the Company recorded a $42.0 million impairment charge to reduce goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition. In addition, based on the impairment review performed for the quarter ended December 31, 2001, the Company recorded a $1.8 million impairment charge to reduce goodwill and other acquisition related intangible assets recorded in connection with the Impleo acquisition. These charges were determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using management’s best estimates.

Note 9.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

		December 31,
	Life	2000	2001
		(in thousands)
Goodwill	5 yrs.	$64,928	$5,113
Accumulated amortization		(12,818)	(2,631)

Goodwill, net		$52,110	$2,482

Covenants not to compete	2 yrs.	$21,450	$21,450
Patents	2-3 yrs.	12,312	10,149
Distribution channels	2 yrs.	5,100	200
Trade names	1-2 yrs.	4,950	150
Workforce in place	4 yrs.	1,200	—
Licenses	10 yrs.	540	540

Total other intangible assets		45,552	32,489
Accumulated amortization		(22,564)	(29,627)

Other intangible assets, net		$22,988	$2,862

Note 10.    Facility Closing

On May 31, 2001, the Company announced its intention to close its Acton, Massachusetts facility and move those operations into its Naples, Florida headquarters. In the connection with this closing, the Company recognized expenses of approximately $1.7 million during the year ended December 31, 2001. Total closing expenses are comprised of $0.6 million in severance costs recorded as operating expenses, approximately $0.6 million in lease cancellation costs recorded in general and administrative expenses and approximately $0.5 in property and equipment writedowns recorded as an offset in interest and other income. The severance costs incurred in association with the closing of the facility relate to the 20 employees whose positions were eliminated. As of December 31, 2001, all facility closing activities have been completed and all related expenses have been incurred.

Note 11.    Bank Line of Credit

The Company maintains a line of credit in the United States under which it may borrow up to $5.0 million subject to a borrowing base agreement, which includes not more than 90% of certain short-term investments. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate. The terms of this line of credit prohibit the payment of dividends on the Company’s common stock. This line of credit expires in July 2002. As of December 31, 2000 and 2001, there were no borrowings outstanding under this line of credit. However, at December 31, 2001, there was approximately $3.3 million in standby letters of credit outstanding, which were issued to certain vendors to guarantee credit terms. These standby letters of credit are not drawn on as long as vendor invoices are paid within established credit terms. As of December 31, 2001, none of the standby letters of credit had been drawn on.

As of December 31, 2001, the Company’s wholly owned Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.1 million, which was secured by accounts receivable of specified trade customers and a time deposit. The interest rate on borrowings under the credit facility is 1.875% per year and expires in January 2002. The outstanding balance under this line of credit was approximately $1.7 million and $0.1 million as of December 31, 2000 and 2001, respectively.

Interest paid during the years ended December 31, 1999, 2000 and 2001 amounted to $54,000, $112,000 and $21,000, respectively.

Note 12.    Commitments, Contingencies and Factors That May Affect Future Operations

Leases

The Company leases certain office and warehouse space and office equipment under various operating leases. Rent expense on operating leases for the years ending December 31, 1999, 2000 and 2001 totaled approximately $444,000, $1,090,000 and $1,169,000, respectively. The table below sets forth minimum payments for the years indicated under operating leases with remaining terms in excess of one year at December 31, 2001 (in thousands):

2002	$415,000
2003	69,000
2004	66,000
2005	59,000
2006	53,000
Thereafter	74,000

Total	$736,000

Employment Agreements

The Company has entered into employment agreements with certain of its employees. These agreements stipulate, among other things, severance and benefit arrangements in the event of termination. In addition, the agreements include confidentiality provisions, invention assignment provisions, and covenants not to compete.

Contingencies

The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be any disputes regarding the Company’s intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company’s pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company’s products can be sold that will provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company’s patents.

On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging SmartDisk’s infringement of a patent. On November 20, 2000, the Company prevailed in moving the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of December 31, 2001.

On July 26, 2001, a securities class action suit was filed against SmartDisk, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of SmartDisk’s initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired SmartDisk securities between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus (“Prospectus”) that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the initial public offering (“IPO”) in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. SmartDisk considers this claim, as it relates to the Company, to be wholly without merit and SmartDisk will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of December 31, 2001.

On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging SmartDisk’s infringement of said parties’ patent relating to local area network (“LAN”) capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. The Company considers this claim, as it relates to SmartDisk, to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of December 31, 2001.

Factors That May Affect Future Operations

The Company participates in a highly volatile industry that is characterized by intense industry-wide competition for market share. Industry participants confront aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. The Company’s operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately, manage its product transitions, inventory levels and manufacturing processes efficiently, distribute its products quickly in response to customer demands, differentiate its products from those of its competitors or compete successfully in the markets for its new products.

Note 13.    Earnings (Loss) Per Share Data

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year plus the dilutive effect of potential common shares using the “treasury stock” method. Potential common shares for 1999 include conversion of redeemable common stock, stock options and shares of non-vested stock. Potential common shares for 2000 and 2001 include stock options and shares of non-vested stock. For the years ended December 31, 2000 and 2001, potential common shares totaling 1,323,496 and 208,240, respectively, were excluded from the computation of net loss per share because they were anti-dilutive. For the year ended December 31, 1999, potential common shares totaling 2,624,768 were included in the computation of earnings per share due to their dilutive effect.

Earnings (loss) per share has been computed reflecting the retroactive adjustment of outstanding shares related to the mergers of SDSC and SDL into SmartDisk as well as the one for four reverse stock split that was effected in August 1999.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	1999	2000	2001
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$958	$(24,238)	$(74,604)

Denominator:
Weighted average shares outstanding	10,725	16,861	17,545
Dilutive effect of conversion of redeemable Common stock	1,901	—	—
Dilutive effect of stock options	366	—	—
Dilutive effect of non-vested common stock	358	—	—

Diluted shares outstanding	13,350	16,861	17,545

Basic earnings (loss) per share	$0.09	$(1.44)	$(4.25)

Diluted earnings (loss) per share	$0.07	$(1.44)	$(4.25)

Note 14.    Stockholders’ Equity

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

In August 1999, the Company amended and restated its Certificate of Incorporation such that the number of shares of authorized capital stock was increased to 65,000,000 shares, consisting of 60,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share.

On October 6, 1999, the Company completed its initial public offering (“IPO”) and realized net proceeds of approximately $39.1 million from the sale of 3,450,000 shares of common stock. Upon the successful completion of the Company’s IPO, each of the 2,487,500 outstanding shares of redeemable common stock were converted into one share of common stock.

In March 2001, SmartDisk granted 6,000 shares of common stock to an executive of the Company as a signing bonus. Unearned compensation was charged for the market value of these shares on the date of grant and is being amortized over a vesting period of one year. The unamortized unearned compensation value is shown as a reduction of stockholders’ equity. For the year ended December 31, 2001, amortization of unearned compensation was approximately $15,000.

Note 15.    Stock Based Compensation

Stock Option Plans

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized during 1999, 2000 and 2001.

The Company’s 1998 Employee Stock Option Plan authorized the grant of options to employees including members of the Company’s Board of Directors who are employees of the Company for up to 1,454,545 shares of the Company’s common stock. Options granted under the plan are fully vested after four years and all options granted have a ten-year contractual life. This plan was terminated in July 1999 and no additional options can be granted under this plan. Of the 1,419,727 options granted under this plan, net of cancellations, 576,363 remain outstanding and the Company has reserved an equivalent amount of shares of common stock for these outstanding options.

The Company’s 1998 Directors and Consultants Stock Option Plan authorized the grant of options to officers, directors, consultants and other independent contractors (including members of the Company’s Board of Directors who are not employees of the Company) for up to 250,000 shares of the Company’s common stock. Options granted under the plan are fully vested after four years and all options granted have a ten-year contractual life. This plan was terminated in July 1999 and no additional options can be granted under this plan. Of the 212,781 options granted under this plan, net of cancellations, 139,593 remain outstanding and the Company has reserved an equivalent amount of shares of common stock for these outstanding options.

In July 1999, the Company established the 1999 Incentive Compensation Plan (the “1999 Plan”), which provides for the issuance of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Pursuant to the terms of the 1999 Plan, the Company reserved 2,500,000 shares for issuance. During 2000, an additional 1,000,000 shares of common stock were reserved for issuance under the plan. Under the 1999 Plan, as amended, the total number of shares of common stock that may be subject to the granting of Awards at any time during the term of the 1999 Plan shall equal 3,500,000 shares, plus the number of shares with respect to which Awards previously granted under the 1999 Plan that terminate without being exercised, and the number of shares of common stock that are surrendered in the payment of any Awards or any tax withholding requirements. In addition, the number of shares of common stock reserved and available under the 1999 Plan automatically increase on the first day of each calendar year by an amount equal to three percent of the total number of common stock outstanding on the last trading day of the immediately preceding calendar year. Accordingly, in January 2001, an additional 525,264 shares of common stock were reserved for issuance under the plan. As of December 31, 2001, net of cancellations,

2,710,311 options granted under the 1999 Plan were outstanding of which 642,086 were vested. No other form of Awards has been granted under the 1999 Plan.

During the year ended December 31, 1999, compensation expense of $76,500 was recognized relating to the accelerated vesting of 21,000 options, exercisable at $0.72 per share.

Through December 31, 2001, 1,366,861 options granted to employees and directors of SmartDisk with exercise prices ranging from $0.72 to $8.00 were immediately exercisable for cash or in part by cash (minimum par value for the shares purchased) and the balance by a five-year full recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. Of the 1,366,861 immediately exercisable options granted, 1,098,198 options have been exercised and 108,633 have been cancelled as of December 31, 2001. Of the 1,098,198 shares of common stock issued upon exercise, 153,838 remain nonvested and 93,789 have been repurchased and are included in treasury stock in the equity section of the balance sheet. The nonvested shares of common stock will vest in accordance with the provisions of the original option award.

In September 2001, the Company announced a voluntary option exchange program for its employees. This tender offer related to an offer to all eligible individuals to exchange all outstanding options having an exercise price of $19.00 or greater for new options with an exercise price of $3.12. Options to purchase 497,750 shares of common stock were cancelled and 472,100 new options were granted. These new options vest on a quarterly basis over a three-year period starting on October 1, 2001 and are subject to variable accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Sock Issued to Employees, and FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Accordingly, the Company has and will continue to remeasure compensation cost for these replacement options until these options are exercised, cancelled, or forfeited without replacement. As of December 31, 2001, 434,976 of the replacement options were outstanding. The amount of stock-based compensation recorded will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock. At December 31, 2001, the fair value of the Company’s common stock was $1.15. Accordingly, the Company did not record any compensation expense associated with the replacement options during the year ended December 31, 2001.

The following table summarizes the status and activity of the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Outstanding at December 31, 1998	366,000	$2.54	2,250	$0.72
Options granted with exercise prices equal to fair market value	1,024,500	7.77
Exercised	(47,875)	3.67
Canceled	(205,875)	2.66

Outstanding at December 31, 1999	1,136,750	$7.19	44,794	$2.73
Options granted with exercise prices equal to fair market value	2,766,500	18.55
Options granted with exercise prices less than fair market value	443,248	1.28
Exercised	(160,438)	2.94
Canceled	(117,985)	31.08

Outstanding at December 31, 2000	4,068,075	$13.74	613,597	$4.12

Options granted with exercise prices equal to fair market value	1,529,600	3.19
Exercised	(211,460)	0.99
Canceled	(2,015,596)	20.52

Outstanding at December 31, 2001	3,370,619	$5.70	1,089,233	$8.34

The 443,248 options granted during the year ended December 31, 2000 with exercise prices less than fair market value were the options exchanged as part of the VST acquisition; therefore, no compensation expense was recognized and the value of the options was included as part of the purchase consideration.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.72–$ 1.15	87,479	7.9 years	$0.89	82,292	$0.88
$ 1.41–$ 2.17	146,369	9.3 years	1.64	47,369	1.97
$ 2.55–$ 3.51	1,097,304	9.5 years	3.09	52,036	3.02
$ 4.00–$ 5.38	$1,367,676	8.6 years	5.01	494,381	5.02
$ 8.00–$14.38	573,283	7.5 years	8.28	323,960	8.29
$21.19–$31.63	4,532	8.5 years	27.11	4,532	27.11
$35.00–$47.25	93,976	8.1 years	40.42	84,663	41.00

$ 0.72–$47.25	3,370,619	8.7 years	$5.70	1,089,233	$8.34

Employee Stock Purchase Plan

In July 1999, the Company established the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), for which 465,000 shares of the Company’s common stock have been reserved. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at certain plan-defined dates. For the years ended

December 31, 1999, 2000 and 2001, the Company issued 15,411, 62,307 and 37,348 shares of common stock, respectively, under the Purchase Plan. At December 31, 2001, 349,934 shares of common stock were available for issuance under the Purchase Plan.

Pro Forma Information for Stock-Based Compensation

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. For the fair value disclosure below, compensation value is estimated for each option grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for option grants in 1999, 2000 and 2001: weighted average risk-free interest rate of 5.75%, 5.93% and 4.19% in 1999, 2000 and 2001, respectively; expected dividend yield of 0% for all years; volatility factor of the expected market price of the Company’s common stock of zero for the period in 1999 prior to the Company’s IPO, 0.80 for the period in 1999 following the Company’s IPO, 1.42 for 2000 and 1.298 for 2001; and an expected life of the options of 3 years for all years. Shares issued under the Purchase Plan during 2000 and 2001 were valued with a minimum value pricing model using the following assumptions: weighted average risk-free interest rate of 6.50% and 4.41%, respectively, expected dividend yield of 0% and a life of six months for both years.

The weighted average grant date fair value of options granted during the years ended December 31, 1999, 2000 and 2001 with exercise prices equal to market value was $5.11, $14.89 and $1.70, respectively. There were no options granted during the years ended December 31, 1999 and 2001 with exercise prices less than market value and the options issued in 2000 at exercise prices less than market value were those exchanged as part of the VST acquisition. The weighted average grant date fair value of the shares issued under the Purchase Plan during 2000 and 2001 was $10.88 and $2.08, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee’s stock options.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s pro forma information for options granted, excluding those exchanged in the VST acquisition, is as follows:

	Years Ended December 31,
	1999	2000	2001
	(in thousands, except per share amounts)
Net income (loss):
As reported	$958	$(24,238)	$(74,604)

Pro forma	$754	$(32,102)	$(80,540)

Basic net income (loss) per share:
As reported	$0.09	$(1.44)	$(4.25)

Pro forma	$0.07	$(1.90)	$(4.59)

Diluted net income (loss) per share:
As reported	$0.07	$(1.44)	$(4.25)

Pro forma	$0.06	$(1.90)	$(4.59)

The effects of applying SFAS No. 123 on pro forma disclosures of net income (loss) and earnings (loss) per share for 1999, 2000 and 2001 are not likely to be representative of the pro forma effects on net income (loss) and earnings (loss) per share in future years because the number of shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Note 16.    Employee Benefit Plans

The Company has two defined contribution plans. One of the plans was assumed in 2000 upon the acquisition of VST (the “VST Plan”). The VST Plan was offered to employees of the Company’s wholly owned subsidiary, SmartDisk Personal Storage Systems Corporation. As a result of the closing of the Company’s Acton, Massachusetts operations, contributions into the VST Plan were discontinued as of October 1, 2001. All other U.S.-based employees may elect to participate in the SmartDisk Plan. Qualified employees may elect to make pre tax contributions into the plans for up to 15% of their annual compensation, up to a maximum of $10,500 per year. The Company’s matching contributions are earned by the employee based on a straight line, five-year vesting schedule for participants in the SmartDisk Plan and straight line, three-year vesting schedule for participants in the VST Plan. The Company may make additional annual contributions to the plans at the discretion of the Board of Directors. For the years ended December 31, 1999, 2000 and 2001, the Company made matching contributions of approximately $31,000, $130,000 and $140,000, respectively, to these plans.

Note 17.    Income Taxes

The United States and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	1999	2000	2001
	(in thousands)
United States	$553	$(32,437)	$(83,701)
Foreign	1,772	4,102	2,022

Total	$2,325	$(28,335)	$(81,679)

The income tax benefit for 2000 and 2001 as presented in the statements of operations relates to the reduction of the deferred income tax liability associated with the identified intangible assets. The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	1999	2000	2001
	(in thousands)
Current:
United States	$60	$(225)	$39
Foreign	1,696	1,528	507

Total current expense	1,756	1,303	546
Deferred:
United States	(50)	(5,531)	(7,663)
Foreign	(339)	131	42

Total deferred benefit	(389)	(5,400)	(7,621)

Income tax provision (benefit)	$1,367	$(4,097)	$(7,075)

The Company made income tax payments of approximately $145,000, $1.5 million and $87,000 during 1999, 2000 and 2001, respectively.

The significant components of the Company’s deferred income taxes are as follows:

	December 31,
	2000	2001
	(in thousands)
Deferred tax assets:
Current:
Accrued expenses	$135	$333
Bad debt and inventory reserves	2,698	743
Noncurrent:
Net operating loss carryforwards	1,787	4,460
Depreciation and amortization	27	31
Tax credits	1,759	3,436
Foreign deferred tax asset	105	50
Other	(29)	213

Deferred tax assets	6,482	9,266
Less: valuation allowance	(6,377)	(9,216)

Net deferred tax assets	105	50
Deferred tax liabilities:
Acquired intangibles	(8,494)	(791)

Net deferred taxes	$(8,389)	$(741)

The reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is:

	Years Ended December 31,
	1999	2000	2001
Federal income tax benefit	34.00%	(34.00)%	(34.00)%
State taxes, net of federal benefit	3.57	(1.93)	(1.21)
Foreign tax rate differential	(0.33)	(3.33)	(0.90)
Non-deductible items	0.56	0.06	0.38
Goodwill	1.83	11.27	20.52
Change in valuation allowance	19.48	9.94	3.39
Other	(0.32)	1.71	2.55

Total	58.79%	(16.28)%	(9.27)%

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $6,377,000 and $9,216,000 at December 31, 2000 and 2001, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance amounted to approximately $774,000, $2,960,000 and $2,839,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

At December 31, 2000 and 2001, the Company had United States and foreign net operating loss carryforwards for tax purposes as follows:

	December 31, 2000		December 31, 2001
Jurisdiction	Amount	Expiration	Amount	Expiration
	(amounts in thousands)
United States	$3,521	2018	$11,852	2018
United Kingdom	1,539	Unlimited	1,539	Unlimited

At December 31, 2000 and 2001, the Company had United States tax credit carryforwards as follows:

	December 31, 2000		December 31, 2001
Tax Credit	Amount	Expiration	Amount	Expiration
	(amounts in thousands)
Foreign tax credit	$1,700	2004	$2,608	2004
Alternative minimum tax credit	59	Unlimited	64	Unlimited
R&D tax credit	—	—	764	2018

Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income tax liability (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. However, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Note 18.    Segment Information

Based on its method of internal reporting, SmartDisk has two reportable segments: personal storage products and digital connectivity products. Personal storage products primarily consist of the family of Universal Serial Bus (“USB”) and FireWire-based products, which include high performance, portable hard disk drives and floppy disk drives for desktop and notebook PCs, portable CD-R/W drives, as well as expansion-bay disk drives for notebook PCs. Digital connectivity products primarily consist of the Company’s FlashPath flash memory card readers, which support Toshiba SmartMedia, Sony Memory Stick, and SanDisk MultiMediaCard.

The accounting policies for each of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment revenues. SmartDisk does not allocate operating expenses, interest expense and other income, net or income tax expense or benefit to these segments for internal reporting purposes.

The following table presents information about the Company’s operations for its reportable segments:

	Years Ended December 31,
	1999	2000	2001
	(in thousands)
Personal storage products:
Revenues	$—	$49,832	$43,842

Gross profit	$—	$6,196	$7,730

Digital connectivity products:
Revenues	$37,262	$44,486	$25,422

Gross profit	$12,468	$14,403	$8,123

Other:
Revenues	$3,057	$2,404	$897

Gross profit	$3,031	$2,084	$589

Total
Revenues	$40,319	$96,722	$70,161

Gross profit	$15,499	$22,683	$16,442

Sales to foreign markets and to significant customers as a percentage of the Company’s total revenues were as follows:

	Years Ended December 31,
Foreign markets:	1999	2000	2001
United States	15%	57%	60%
Asia and Pacific Rim	81	37	29
Europe	4	6	11

	Years Ended December 31,
Significant Customers:	1999	2000	2001
Apple	—%	10%	22%
FISC	10	—	—
FujiFilm	28	7	3
Ingram Micro	—	18	24
Olympus	27	6	4
Sony	10	15	16

The following is a summary of the carrying amounts of the Company’s net assets by geographic area in which they are located:

	December 31,
	2000	2001
	(in thousands)
United States	$93,785	$18,748
Asia and Pacific Rim	4,723	2,570
Europe	1,807	3,796

Total	$100,315	$25,114

The following is a summary of the Company’s long-lived assets by geographic area in which they are located:

	December 31,
	2000	2001
	(in thousands)
United States	$77,883	$6,934
Asian and Pacific Rim	713	216
Europe	76	235

Total	$78,672	$7,385

Note 19.    Related Party Transactions

Material related party transactions that have been entered into by the Company that are not disclosed otherwise in these notes are summarized below.

In the ordinary course of business, SmartDisk engages in transactions with certain of its shareholders. These transactions are comprised of sales of the Company’s finished goods and purchases of raw materials under usual trade terms and measured at their exchange amounts. In addition, the Company procures certain engineering services from a strategic investor. Transactions with related parties for the three years ended December 31, 2001 are as follows:

	Years Ended December 31,
	1999	2000	2001
	(in thousands)
Revenues	$5,021	$596	$100
Purchases	$—	$—	$1,331
Services	$428	$338	$236

SmartDisk was incorporated in March 1997, and its predecessor, SmartDisk Security Corporation (“SDSC”) was incorporated in May 1993. SDSC was substantially wholly-owned by Addison Fischer (“Fischer”). From 1993 to 1995, SDSC exploited technology that it licensed under a manufacturing license agreement with Fischer International Systems Corporation (“FISC”), another company substantially wholly-owned by Fischer. The license agreement covered the manufacture and sale of solid-state diskettes relating to the fields of data security and validation and computer security and access control. The patents underlying the licensed technology were held by SmartDiskette GmbH (“SDG”), a German company that is wholly-owned by SmartDiskette Limited (“SDL”), an English company that was approximately 37% owned by Fischer until May 1996. SDG licensed these patents to SDL. SDL in turn entered into a manufacturing license agreement with FISC that FISC subsequently assigned to SDSC. In May 1996, Fischer increased his ownership of SDL to 87% and the accounts of SDL were adjusted as of that date to reflect a new basis under the purchase method of accounting. In May 1997, Fischer increased his ownership of SDL to 92%. In May 1998, Phoenix House Investments, LLC (“Phoenix House”), an investment company substantially owned by Fischer, acquired the remaining outstanding interests of SDL through the issuance of common stock valued at approximately $300,000. In May 1999, the stockholders of SDL exchanged all their shares of SDL for 515,500 shares of common stock of SmartDisk and SDL became a wholly owned subsidiary of SmartDisk. The merger was a combination of entities under common control and accounted for at historical cost. The individual financial statements of SmartDisk and SDL are combined in the accompanying financial statements from May 1996, the point in time SDL came under common control.

Pursuant to operating agreements entered into in 1998, FISC provides operating assistance to the Company consisting of services, facilities and shared equipment. The Company’s share of expenses for these services is based on an internal analysis of the relative amount of time devoted to its business by employees of FISC as well as the overhead charges attributable to these employees. In the opinion of management, the allocations were reasonable and represent the Company’s cost of doing business. The Company recorded operating expenses related to these agreements for the years ended December 31, 1999, 2000 and 2001 of approximately $0.3 million, $0.2 million and $0.2 million, respectively.

In 1998, the Company was granted a non-exclusive license agreement to certain patents relating to the interface with Toshiba’s SmartMedia cards. In April 1999, the license agreement was amended whereby Toshiba granted the Company a fully paid license at which time the Company stopped paying royalties. Prior to this, the Company paid a one-half of one percent royalty on the net sales price of the Company’s products that use the Toshiba license. In 1999, the Company paid royalty expenses pertaining to this license of approximately $26,000.

Pursuant to a license and distribution agreement entered into in 1998 between FISC and the Company, FISC was granted the right to license and distribute certain of the Company’s products. For this right, FISC agreed to pay to the Company royalties of 33.3% of net revenue derived from those product sales. This agreement was discontinued in July 2000. Under this agreement, FISC paid royalties of approximately $470,000 and $71,000 during the years ended December 31, 1999 and 2000, respectively. During 2000, FISC represented SmartDisk in a transaction to license the Company’s SafeBoot product. The Company incurred expenses of approximately $290,000 for FISC’s services in connection with this transaction.

During February 1999, the Company loaned $60,000 to one of its officers. The loan was made pursuant to a Promissory Note, bears interest at 4.71%, and is repayable in four annual installments of principal and interest. As of December 31, 2000, the balance outstanding on this loan was $45,000. This loan was repaid in full during 2001.

The Company has, in conjunction with the 1998 Employee Stock Option Plan, made loans to several of its employees to allow for the immediate exercise of stock option grants. Each loan was made pursuant to a full recourse Promissory Note, is secured by a pledge of the shares of stock, which the employee has acquired, bears interest at approximately 5.5%, which is payable quarterly, and is required to be paid in full within five years of the date of issuance. As of December 31, 2000 and 2001, the principal amount due under these loans was approximately $336,000 and $299,000, respectively.

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

Note 20.    Research and Development Contract Revenues

During 1999, SmartDisk entered into and completed various research and development contracts with a technology company. The contracts entitled the Company to invoice and receive funds over the development period, some of which were conditioned upon acceptance of certain deliverables. Through December 31, 1999, SmartDisk invoiced approximately $2.6 million for development work. All of these revenues were recognized as income in the fourth quarter of 1999 upon the technology company’s final acceptance of the product. Approximately $1.6 million of contract costs were charged to expense over the life of the development periods, which ended in 1999.

As of December 31, 1999, SmartDisk had an ongoing research and development contract. This contract entitled SmartDisk to invoice and receive funds over the development period based upon the customer’s acceptance of certain deliverables. During 2000, SmartDisk recognized as income approximately $1.2 million related to this development contract. Approximately $0.5 million and $0.5 million of contract costs related to this development contract were charged to expense as of December 31, 1999 and 2000, respectively.

During 2000, SmartDisk entered into a research and development contract. This contract entitled SmartDisk to invoice and receive funds over the development period based upon the customer’s acceptance of certain deliverables. During 2000 and 2001, SmartDisk recognized as income approximately $0.1 million and $0.1 million, respectively, related to this development contract. Approximately $25,000 and $15,000 of contract costs related to this development contract were charged to expense during the years ended December 31, 2000 and 2001, respectively.

SMARTDISK CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth selected unaudited financial data for each quarter of the most recent two years:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2000
Revenues (1)	$17,383	$30,928	$32,708	$15,703
Gross profit (loss) (2)	6,053	9,448	10,046	(2,864)
Net loss	(503)	(4,272)	(3,912)	(15,551)
Loss per share (3)
Basic and diluted	$(0.03)	$(0.25)	$(0.23)	$(0.90)
2001
Revenues (4)	$17,262	$20,675	$17,323	$14,901
Gross profit	4,833	5,242	3,490	2,877
Net loss (5) (6)	(8,381)	(8,184)	(51,263)	(6,776)
Loss per share (3)
Basic and diluted	$(0.48)	$(0.47)	$(2.91)	$(0.38)

(1)
Revenues in the fourth quarter of 2000 reflect a decline in sales of the Company’s personal storage products. In addition, the Company is experiencing a decrease in demand for its FlashPath products due to the anticipated decrease in the use of the 3.5-inch floppy drive.

(2)
Gross profit (loss) in the fourth quarter of 2000 reflects approximately $5.2 million of inventory writedowns arising from the decrease in the demand for the Company’s personal storage products, as well as approximately $0.5 million in inventory writedowns associated with the Company’s Smarty product due to the Company’s discontinuance of that product line.

(3)
Earnings (loss) per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings (loss) per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings (loss) per share may not equal the full-year earnings (loss) per share.

(4)
Revenues in the third and fourth quarters of 2001 reflect a decline in sales of the Company’s products due to the decline in demand arising from a continued weakness in the worldwide economy as well as the Company’s transition to more traditional distribution channels such as retail. In addition, the Company is experiencing a decrease in demand for its FlashPath products due to the anticipated decrease in the use of the 3.5-inch floppy drive.

(5)
Net loss in the third quarter of 2001 reflects approximately $40.5 million, net of tax, of impairment charge to reduce the goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition.

(6)
Net loss in the fourth quarter of 2001 reflects approximately $1.7 million, net of tax, of impairment charge to reduce the goodwill and other acquisition related intangible assets recorded in connection with the Impleo acquisition.

SMARTDISK CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 1999:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$34	$106	$—	$—	$140
Valuation allowance for deferred tax asset	2,643	774	—	—	3,417

	$2,677	$880	$—	$—	$3,557

YEAR ENDED DECEMBER 31, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$140	$603	$—	$38	$705
Allowance for sales returns and other credits	—	2,439	—	2,194	245
Valuation allowance for deferred tax asset	3,417	2,960	—	—	6,377

	$3,557	$6,002	$—	$2,232	$7,327

YEAR ENDED DECEMBER 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$705	$758	$—	$722	$741
Allowance for sales returns and other credits	245	1,482	—	1,269	458
Valuation allowance for deferred tax asset	6,377	2,839	—	—	9,216

	$7,327	$5,079	$—	$1,991	$10,415

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

SMARTDISK CORPORATION

By:	/S/ MICHAEL S. BATTAGLIA
Michael S. Battaglia President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ ADDISON M. FISCHER Addison M. Fischer	Chairman of the Board of Directors	March 29, 2002

/S/ MICHAEL S. BATTAGLIA Michael S. Battaglia	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/S/ MICHAEL R. MATTINGLY Michael R. Mattingly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

D. James Bidzos	Director	March 29, 2002

/S/ ANTHONY A. IBARGUEN Anthony A. Ibarguen	Director	March 29, 2002

/S/ EMMANUEL A. KAMPOURIS Emmanuel A. Kampouris	Director	March 29, 2002

Kiyoshi Kobayashi	Director	March 29, 2002

/S/ TIMOTHY TOMLINSON Timothy Tomlinson	Director	March 29, 2002

/S/ HATIM TYABJI Hatim Tyabji	Director	March 29, 2002

SMARTDISK CORPORATION

INDEX OF EXHIBITS

As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Exhibit Titles
10.6	Employment Agreement with Quresh Sachee
10.7	Services Agreement dated October 12, 2001 between IM-Logistics, a division of Ingram, Inc. and SmartDisk
10.12	Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by assignment
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants

1