Form 10-Q
period 2002-03-31
SMARTDISK CORP
filed 2002-05-15
CIK 1058959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

COMMISSION FILE NUMBER: 000-27257

SMARTDISK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0733580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3506 Mercantile Avenue, Naples, Florida 34104
(Address of principal executive offices)

(941) 436-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

As of April 30, 2002, there were 17,762,901 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SMARTDISK CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

SMARTDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,196	$14,517
Accounts and notes receivable, net	4,902	4,924
Inventories	5,740	8,332
Prepaid expenses and other current assets	889	920

Total current assets	20,727	28,693
Property and equipment, net	1,421	1,869
Goodwill and other intangible assets, net	339	5,344
Deposits and other assets	166	172

TOTAL ASSETS	$22,653	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,948	$6,585
Bank line of credit	—	76
Income taxes payable	582	662
Other accrued liabilities	3,309	2,850

Total current liabilities	10,839	10,173
Deferred income taxes and other	—	791
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 17,860 issued and 17,760 outstanding at March 31, 2002; 17,851 issued and 17,751 outstanding at December 31, 2001	18	18
Capital in excess of par value	146,724	146,716
Treasury stock, 100 shares at March 31, 2002 and December 31, 2001, at cost	(99)	(99)
Accumulated other comprehensive loss	(414)	(634)
Notes receivable from officers/employees	(295)	(299)
Unearned compensation	—	(3)
Accumulated deficit	(134,120)	(120,585)

Total stockholders’ equity	11,814	25,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,653	$36,078

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues
Product sales, net	$11,144	$16,832
Royalty income and license fees	—	430

Total revenues	11,144	17,262
Cost of revenues
Cost of product sales	8,816	11,960
Inventory write-downs	4,803	469

Total cost of revenues	13,619	12,429

Gross (loss) profit	(2,475)	4,833

Operating expenses
Research and development	904	2,194
Sales and marketing	1,800	2,269
General and administrative	2,874	2,574
Amortization and depreciation	2,553	8,180
Impairment of goodwill and other intangible assets	2,729	—
Business restructuring charges	841	—

Total operating expenses	11,701	15,217

Operating loss	(14,176)	(10,384)

Interest and other income (expense), net	(47)	440

Net loss before income taxes	(14,223)	(9,944)

Income tax benefit	687	1,563

Net loss applicable to common stockholders	$(13,536)	$(8,381)

Basic and diluted earnings per share
Loss per share	$(0.76)	$(0.48)

Weighted average shares used to compute earnings per share—basic and diluted	17,723	17,328

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,536)	$(8,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,553	8,180
Impairment of goodwill and other intangible assets	2,729	—
Provision for uncollectible accounts, sales returns and other credits	1,789	288
Provision for inventory write-downs	4,803	469
Deferred income taxes	(791)	(1,705)
Other	179	(253)
Changes in assets and liabilities:
Accounts and notes receivable	(1,767)	(1,051)
Inventories	(2,211)	407
Prepaid expenses and other current assets	31	878
Deposits and other assets	6	(17)
Accounts payable	363	(1,499)
Income taxes payable	(80)	(452)
Deferred revenue	—	(363)
Other accrued liabilities	459	(230)

Net cash used in operating activities	(5,473)	(3,729)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(7)	(219)
Cash paid for intellectual property	—	(250)
Decrease in restricted cash	—	583
Sales and maturities of short-term investments	—	5,007

Net cash (used in) provided by investing activities	(7)	5,121
Cash flows from financing activities:
Net repayments under lines of credit	(76)	(696)
Collections on notes receivable from officers/employees	3	3
Proceeds from exercise of stock options	9	12

Net cash used in financing activities	(64)	(681)

Effect of exchange rate fluctuations on cash	223	(277)

Increase (decrease) in cash and cash equivalents	(5,321)	434
Cash and cash equivalents at beginning of period	14,517	12,833

Cash and cash equivalents at end of period	$9,196	$13,267

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for SmartDisk Corporation (“SmartDisk” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on previously reported net loss or stockholders’ equity. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Note 2.    Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

	March 31,	December 31,
	2002	2001
	(in thousands)
Finished goods	$4,133	$4,869
Raw materials	1,607	3,463

Total inventories	$5,740	$8,332

Note 3.    Net Loss Per Share

For the three months ended March 31, 2002 and 2001, potential common shares totaling 336,735 and 559,155, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

Note 4.    Comprehensive Loss

Other comprehensive loss refers to revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. SmartDisk’s other comprehensive loss is composed of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net loss	$(13,536)	$(8,381)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	—	1
Foreign currency translation	220	(425)

Total comprehensive loss	$(13,316)	$(8,805)

Note 5.    Business Restructuring

In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in demand for its products and the competitive environment in which it operates and recorded a restructuring charge of $1.176 million. The restructuring plan includes an involuntary reduction in workforce of 21 employees across all business functions, the consolidation of the Company’s European facility and the curtailment of certain expenditures.

The elements of the restructuring costs related to the restructuring plan are as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at March 31, 2002
	(in thousands)
Workforce reduction	$513	$—	$—	$513
Facility lease and contract settlement costs	$96	$46	$—	$50
Write-down of property and equipment, net	$232	$232	$—	$—

Total	$841	$278	$—	$563

Note 6.    Impairment of Goodwill and Other Intangible Assets

The Company continually evaluates the recoverability of its goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In addition, the Company continually evaluates the recoverability of its other intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Under SFAS No. 142, goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to a significant adverse change in legal factors or in the business climate, unanticipated competition and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

Under SFAS No. 142, goodwill is tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in connection with a business combination is determined. That is, the fair value of a reporting unit is allocated to all assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss can only be recognized if the undiscounted cash flows used to test for recoverability are less than the carrying value. If the Company determines that an impairment loss should be recognized, the impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

As a result of the significant decline in the operating results and cash flows of personal storage products and European operations, combined with marginal historical operating and cash flow results, the Company undertook its impairment reviews. Based on impairment reviews performed at March 31, 2002, in relation to the carrying values of goodwill and other intangible assets recorded in connection with the acquisitions of VST Technologies, Inc. and Impleo Limited, as well as a license obtained from SanDisk Corporation to sell FlashPath for the MultiMediaCard (“MMC”), a $2.729 million impairment charge is being provided to reduce the carrying value of the aforementioned assets to zero. The fair values used in measuring the impairment charge was determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using the Company’s best estimates.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows, in thousands:

Balance as of December 31, 2001	$2,481
Impairment loss	(2,481)

Balance as of March 31, 2002	$—

Other intangible assets subject to amortization consist of the following:

	Life	March 31, 2002	December 31, 2001
		(in thousands)
Patents	2-3 yrs.	$8,369	$10,149
Distribution channels	2 yrs.	—	200
Trade names	1-2 yrs.	—	150
Covenants not to compete	2 yrs.	—	21,450
Licenses	10 yrs.	240	540

Total other intangible assets		8,609	32,489
Accumulated amortization		(8,270)	(29,627)

Other intangible assets, net		$339	$2,862

The aggregate amortization expense related to other intangible assets amounted to $2.3 million and $5.2 million for the three months ended March 31, 2002 and 2001, respectively.

Note 7.    Segment Information

During the first quarter of 2002, SmartDisk began reporting its operations as one business segment. Previously, we had reported two business segments: Personal storage and digital connectivity. The change to one business segment was made to conform to organizational changes we made in the management of our business to more effectively utilize and deploy our assets on a world-wide basis.

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

On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging SmartDisk’s infringement of a patent. On November 20, 2000, the Company prevailed in moving the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of March 31, 2002.

On July 26, 2001, a securities class action suit was filed against SmartDisk, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of SmartDisk’s initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired SmartDisk securities between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus (“Prospectus”) that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the initial public offering (“IPO”) in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. SmartDisk considers this claim, as it relates to the Company, to be wholly without merit and SmartDisk will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of March 31, 2002.

On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging SmartDisk’s infringement of said parties’ patent relating to local area network (“LAN”) capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. The Company considers this claim, as it relates to SmartDisk, to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of March 31, 2002.

Note 9.    Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and other intangibles acquired prior to June 30, 2001 using the SFAS No. 141 criteria. This evaluation did not result in any reclassification between other intangible assets and goodwill at January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position, results of operations or cash flows, but it will impact the accounting treatment of future acquisitions.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually, or more frequently is impairment indicators arise. The Company evaluated its intangible assets and believes that all such assets have determinable lives.

In accordance with SFAS No. 142, the effect of the accounting change for goodwill amortization is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended March 31,
	2002	2001

	(in thousands, except per share amounts)
Net loss:
Reported net loss	$(13,536)	$(8,381)
Goodwill amortization	$—	$2,426

Adjusted net loss	$(13,536)	$(5,955)

Loss per share—basic and diluted:
Reported loss per share	$(0.76)	$(0.48)
Goodwill amortization	$—	$0.14

Adjusted net loss per share	$(0.76)	$(0.34)

Shares used in per share computation	17,723	17,328

See Note 6 for further discussion regarding the impact of this SFAS and related impairment charge.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

See Note 6 for further discussion regarding the impact of this SFAS and related impairment charge.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

Certain statements in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Terminology such as “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” or other similar words identify forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in press releases, annual or quarterly reports to stockholders, filings with the Securities and Exchange Commission, presentations or otherwise. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding management’s intent, belief or current expectation about, among other things, the following: our anticipated growth strategies, including trends in revenues, costs, gross margins and profitability; our intention to develop, market and introduce new products; anticipated growth of digital appliances and technology industries; anticipated trends in our businesses, including trends in the demand for personal storage and digital appliances and, therefore, demand for our products; expectations of consumer preferences and desires; future projections of our financial performance, future expenditures for capital projects and research and development; the emergence of certain competing technologies; potential uses for and applications of our products; and our ability to continue to control costs and maintain quality. Although our management believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to us on the date hereof and speak only as of the date hereof. We make no commitment to update or revise any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in “Factors That May Affect Future Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission.

All trade names referenced in this report are either trademarks or registered trademarks of their respective holders.

General

SmartDisk is a developer, manufacturer and marketer of a range of portable consumer electronic products and software solutions that are designed to enable the digital age and simplify the digital lifestyle. The Company’s products help users transfer, store, manage, share and preserve digital music, video, pictures and data. Headquartered in the U.S., with operations in Europe and Asia, SmartDisk sells its products worldwide.

We believe that rapid technology advances, consumer appetites for all things digital, and a worldwide economy increasingly dependent on computers and the Internet have created significant opportunities for SmartDisk. We provide consumer electronic devices and software solutions for moving, managing, creating, storing and preserving digital content among digital appliances, PCs and the Internet. Our products include external portable hard disk drives and floppy disk drives for desktop and notebook PCs, external CD-R/W recorders, flash memory card readers, and DVD and CD creation software. Our products are generally available for both Windows and Macintosh operating systems, allowing the retailers and original equipment manufacturers (OEMs) that market our products to reach a large installed base of potential users.

SmartDisk-branded products are now sold through many of the leading consumer electronics and computer retailers in the world as well as through the SmartDisk Web store. In addition, SmartDisk products can be found through distributors, value-added resellers, e-tailers and catalog companies.

Results of Operations

During the first quarter of 2002, SmartDisk began reporting its operations as one business segment. Previously, we had reported two business segments: Personal storage and digital connectivity. The change to one business segment was made to conform to organizational changes we made in the management of our business to more effectively utilize and deploy our assets on a world-wide basis.

Revenues.    Product revenues are recognized when title and risk of loss are transferred to customers, which is generally at the time of shipment. Recognition of revenue on shipments to certain distributors is deferred until the distributors have resold the products. In addition, a provision for estimated product returns is recorded at the time the related revenue is recognized on sales to certain resellers that have rights of return.

Total revenues were $11.144 million for the three months ended March 31, 2002 compared to $17.262 million for the three months ended March 31, 2001.

The decrease in revenues resulted from a decline in revenue generated from personal storage and digital connectivity products arising from ongoing weakness in product demand, competitive market and pricing pressures compounded by continued weakness in the worldwide economy, as well as the absence of royalty income and license fees in the three months ended March 31, 2002.

Product revenues from the sale of personal storage products decreased to approximately $8.4 million for the three months ended March 31, 2002 compared to approximately $10.6 million for the three months ended March 31, 2001.

The decrease in revenues from the sale of personal storage products is primarily attributable to a decline in demand for USB- and FireWire-based storage products arising from ongoing weakness in storage product demand. In addition, during the quarter, the sale prices of various personal storage products were reduced in order to stimulate product demand with the consequent impact on revenues. We expect the decline in sale prices of storage products to continue.

Product revenues from the sale of digital connectivity products decreased to approximately $2.8 million for the three months ended March 31, 2002 compared to approximately $6.2 million for the three months ended March 31, 2002.

The decrease in revenues from the sale of digital connectivity products is primarily attributable to a decline in sales of FlashPath products to OEM partners arising from the reduction in the use of the 3.5-inch floppy drive as a flash memory card interface. We expect the decline in sale of FlashPath products to continue as consumers move towards devices with higher transfer speeds resulting in lower revenue from digital connectivity products in 2002 than in 2001.

Royalty income and license fees primarily consist of fees earned from a license agreement on the Company’s SafeBoot intellectual property. This agreement terminated on June 30, 2001. We currently do not have plans to enter into any such licensing agreements.

Cost of Product Sales.    Cost of product sales includes the purchased cost of product, packaging, storage, freight, scrap, as well as royalty payments payable on a number of personal storage and digital connectivity products.

Cost of product sales decreased to $8.816 million for the three months ended March 31, 2002 compared to $11.960 million for the three months ended March 31, 2001.

The decrease in cost of product sales is due primarily to lower sales volumes of personal storage and digital connectivity products.

Inventory Write-downs.    Inventory write-downs relate to provisions associated with the carrying value of inventory, revaluing inventory to net realizable or market value, and excess and obsolete inventory.

Inventory write-downs for the three months ended March 31, 2002 increased to $4.803 million compared to $0.469 million for the three months ended March 31, 2001.

The increase in inventory write-downs is primarily due to (i) a reduction of approximately $3.2 million in the carrying value of a number of personal storage and software products necessitated by weak product sales and pricing pressures experienced during the quarter, (ii) a provision of approximately $0.7 million to cover excess and obsolete products and (iii) a provision of approximately $0.4 million to cover inventory issues in connection with the restructuring of the Company’s European facility associated with certain aging legacy storage products.

Gross (Loss) Profit.    Gross loss for the three months ended March 31, 2002 was $2.475 million, or a negative 22.2% of total revenues compared to gross profit of $4.833 million, or 28.0% of total revenues, for the three months ended March 31, 2001. Excluding the impact of the inventory write-downs, gross profit for the three months ended March 31, 2002 amounted to $2.238 million, or 20.9% of total revenues, compared to $5.302 million, or 30.7% of total revenues, for the three months ended March 31, 2001.

The decrease in gross profit is primarily attributable to the inventory write-downs recorded during the quarter, lower sales volumes and associated gross profit, reduction in product demand and competitive pricing pressures. In addition, the impact of the reduction in carrying values of a number of personal storage and software products will adversely affect gross profit in future reporting periods in terms of absolute gross profit and as a percentage of total revenues earned.

Research and Development Expenses.    Research and development expenses consist primarily of salaries and payroll-related expenses for design and development engineers, as well as prototype supplies and contract or professional services.

Research and development expenses decreased to $0.904 million, or 8% of total revenues, for the three months ended March 31, 2002 compared to $2.194 million, or 13% of total revenues, for the three months ended March 31, 2001.

The decrease in research and development expenses is primarily attributable to cost savings realized due to the closing of the Acton, Massachusetts operation as well as other actions taken to reduce operating expenses.

Research and development expenses related to personal storage and digital connectivity products were incurred to support the development of new products, such as our FireLite product range, as well as the maintenance and refresh of existing products.

Sales and Marketing Expenses.    Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United

States, Japan and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs.

Sales and marketing expenses decreased to $1.800 million, or 16.2% of total revenues, for the three months ended March 31, 2002 compared to $2.269 million, or 13.1% of total revenues, for the three months ended March 31, 2001.

The decrease in sales and marketing expenses is primarily attributable to cost savings realized due to the closing of the Acton, Massachusetts operation as well as other actions taken to reduce operating expenses.

General and Administrative Expenses.    General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, human resources, legal and administrative functions, as well as bad debt expense, lease rental expense, utilities, maintenance expenses, taxes, insurance, and legal and accounting professional fees.

General and administrative expenses increased to $2.874 million, or 25.8% of total revenues, for the three months ended March 31, 2002 compared to $2.574 million, or 14.9% of total revenues, for the three months ended March 31, 2001.

The increase in general and administrative expenses is primarily attributable to cost savings realized due to the closing of the Acton, Massachusetts operation as well as other actions taken to reduce our operating expenses offset by an increase in the allowance for doubtful accounts of $0.933 million associated with certain aging receivables and provisions related to the restructuring of the Company’s European facility.

Amortization and Depreciation.    Amortization includes the amortization of the purchase price allocated to the separately identified intangible assets acquired in the acquisitions of VST Technologies, Inc. and Impleo Limited and from El Gato Software LLC, as well as the amortization of other intangible assets, such as patents and licenses. The separately identified intangible assets acquired consist of non-compete agreements, distribution channels, trade names, patents, and workforce in place. These intangible assets have lives ranging from one to ten years from the date of acquisition. Depreciation includes the depreciation of property and equipment.

For the three months ended March 31, 2002, amortization and depreciation totaled $2.553 million compared to $8.180 million for the three months ended March 31, 2001.

The decrease is primarily attributable to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets; whereby, starting on January 1, 2002, purchased goodwill is no longer amortized, and the decrease in the carrying amount of the separately identifiable intangible assets associated with the acquisitions of VST Technologies and Impleo Limited due to the impairment write-downs recorded in the three months ended September 30, 2001 and December 31, 2001, respectively.

Impairment of Goodwill and Other Intangible Assets. The Company continually evaluates the recoverability of its goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In addition, the Company continually evaluates the recoverability of its other intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Under SFAS No. 142, goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to a significant adverse change in legal factors or in the business climate, unanticipated competition and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

Under SFAS No. 142, goodwill is tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in connection with a business combination is determined. That is, the fair value of a reporting unit is allocated to all assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss can only be recognized if the undiscounted cash flows used to test for recoverability are less than the carrying value. If the Company determines that an impairment loss should be recognized, the impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

As a result of the significant decline in the operating results and cash flows of personal storage products and European operations, combined with marginal historical operating and cash flow results, the Company undertook its impairment reviews. Based on impairment reviews performed at March 31, 2002, in relation to the carrying values of goodwill and other intangible assets recorded in connection with the acquisitions of VST Technologies, Inc. and Impleo Limited, as well as a license obtained from SanDisk Corporation to sell FlashPath for the MultiMediaCard (“MMC”), a $2.729 million impairment charge is being provided to reduce the carrying value of the aforementioned assets to zero. The fair values used in measuring the impairment charge was determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using the Company’s best estimates.

Business Restructuring Charges.    In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in demand for its products and the competitive environment in which it operates and recorded a restructuring charge of $0.841 million. The restructuring plan includes an involuntary reduction in workforce of 21 employees across all business functions, the consolidation of the Company’s European facility and the curtailment of certain expenditures.

The elements of the restructuring costs related to the restructuring plan are as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at March 31, 2002
	(in thousands)
Workforce reduction	$513	$—	$—	$513
Facility lease and contract settlement costs	$96	$46	$—	$50
Write-down of property and equipment, net	$232	$232	$—	$—

Total	$841	$278	$—	$563

Interest and Other Income (Expense), net.    The primary components of interest and other income or expense are interest earned on cash, cash equivalents and short-term investments, gains or losses on foreign exchange and property and equipment write-downs.

Provision for Income Taxes.    The Company is subject to tax in Japan, Switzerland, the United Kingdom and the United States. These jurisdictions have different marginal tax rates. For the three months ended March 31, 2002, the Company recorded an income tax benefit of $0.687 million. This benefit results from an income tax expense of $0.104 million, offset by income tax benefits of $0.791 million resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $9.196 million at March 31, 2002 from $14.517 million at December 31, 2001.

The decrease in cash and cash equivalents of $5.312 million reflected (i) net cash used in operating activities of $5.473 million, (ii) net cash used in investing and financing activities of $0.071 million and (iii) the positive effect of exchange rate fluctuation on cash of $0.223 million.

Net cash used in operating activities was $5.473 million for the three months ended March 31, 2002 compared to $3.729 million for the three months ended March 31, 2001.

Net cash used in operating activities of $5.473 million in the quarter ended March 31, 2002 reflected (i) net cash loss of $2.274 million and (ii) investment in working capital of $3.199 million predominatly to fund increased accounts receivable of $1.767 million due to the phasing of sales in the quarter, increased inventory of $2.211 million due to a reduction in sales activity for certain products and purchases of new products offset by increases in accounts payable of $0.363 million due to inventory purchases and other accrued liabilities of $0.459 million due to business restructuring charges.

The increase in cash used in operating activities of $1.744 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 reflected (i) increased cash loss of $1.303 million and (ii) increased investment in working capital of $0.441 million.

Net cash used in investing activities was $0.007 million for the three months ended March 31, 2002 compared to cash provided by investing activities of $5.121 million for the three months ended March 31, 2001.

The decrease in net cash provided by investing activities of $5.128 million resulted primarily from the absence of activity from sales and maturities of short-term investments of $5.007 million and the release of restricted cash of $0.583 million in the quarter ended March 31, 2001 offset by the reduction in fixed asset investment of $0.462 million.

Net cash used in financing activities was $0.064 million and $0.681 million for the three months ended March 31, 2002 and 2001, respectively.

The decrease in net cash used in financing activities was primarily due to the decrease in repayments under lines of credit.

The Company maintains a line of credit in the United States under which it may borrow up to $4.8 million. Any amounts borrowed under the line of credit bear interest at 2% over the 30-day LIBOR rate and is secured by certain short-term investments. The line of credit expires in July 2002. As of March 31, 2002, the Company had not borrowed against the line of credit.

At March 31, 2002, the Company had $2.750 million in standby letters of credit outstanding, which were issued to certain vendors to guarantee credit terms. Vendors may not draw against the standby letters of credit as long as vendor invoices are paid within established credit terms. As of March 31, 2002, none of the standby letters of credit had been drawn on.

In light of the Company’s loss and decline in cash, the Company may need to raise additional capital to fund losses, expand sales, develop and market new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies during 2002. Such capital, if required, may not be available to the Company or may be available on terms unacceptable to the Company.

Critical Accounting Policies and Significant Estimates

Our significant accounting policies are outlined within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the quarter ended March 31, 2002, the following items required the most significant judgments and involved complex estimation:

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

Inventory Reserves

We evaluate the need for reserves based on a quarterly review of forecasted demand and market values for our products. Inventory reserves are established to the extent that the cost of the inventory exceeds the estimated market value of the inventory based on assumptions regarding future demand in relation to existing inventory balances and market conditions. Inventory reserves are applied directly to specific items. Short product life cycles are inherent in the high-technology market. Product and technology transitions announced by us or our competitors, delays in the availability of new products, changes in the purchasing patterns of our customers and distribution partners, or adverse global economic conditions may materially affect estimates of our inventory reserve requirements resulting in additional inventory write-downs.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated our goodwill and other intangibles acquired prior to June 30, 2001 using the SFAS No. 141 criteria. This evaluation did not result in any reclassification between other intangible assets and goodwill at January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position, results of operations or cash flows, but it will impact the accounting treatment of future acquisitions.

Effective January 1, 2002, the company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually, or more frequently is impairment indicators arise. We evaluated our intangible assets and believe that all such assets have determinable lives. If SFAS No. 142 had been in effect during the comparative quarter in 2001, the Company’s net loss would have been reduced by approximately $2.4 million, or $0.14 per share.

See Note 6 to the condensed consolidated financial statements for further discussion regarding the impact of this statement and related impairment charge.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

See Note 6 to the condensed consolidated financial statements for further discussion regarding the impact of this statement and related impairment charge.

Factors That May Affect Future Results of Operations

Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

We have incurred net losses and cannot guarantee that we will be profitable in the future.

Except for the third and fourth quarters of 1999, we have incurred net losses on a quarterly basis since inception. We had a net loss of approximately $13.5 million for the quarter ended March 31, 2002. In addition, as of March 31, 2002, we had an accumulated deficit of approximately $134.1 million. In light of our loss history, we cannot assure you that we will be profitable in the future.

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

Our current FlashPath products only work in conjunction with the standard 3.5-inch floppy disk drive. While the 3.5-inch floppy disk drive is found today in most PCs, a number of newer PC models do not have this device and new industry standards may emerge that render the 3.5-inch floppy disk drive obsolete. Advances in input devices such as CD-ROM and external data storage disk drives, such as Zip drives, are reducing the need for the 3.5-inch floppy diskette, which is contributing to the decrease in sales of our FlashPath products. In the future, we will have to rely on our other products and develop or acquire new products that use a different interface between personal computers and digital appliances.

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

Most of our revenue is derived from only a few major products and our business is being seriously harmed as demand for those products declines.

To date, substantially all of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage products will continue to represent the most substantial portion of our net revenue through 2002 and into 2003. During the quarter ended March 31, 2002, we derived approximately 70% of our product revenue from the sale of FlashPath and USB- and FireWire–based personal storage products. Sales of these products have been declining for the past three consecutive quarters, which is seriously harming our business.

The decrease in revenues from the sale of personal storage products is primarily attributable to a decline in demand for USB- and FireWire-based storage products arising from ongoing weakness in storage product demand. In addition, during the three months ended March 31, 2002, the sale prices of various personal storage products were reduced in order to stimulate product demand with the consequent impact on revenues. We expect the decline in sale prices of storage products to continue.

The decrease in revenues from the sale of digital connectivity products is primarily attributable to a decline in sales of FlashPath products to OEM partners arising from the reduction in the use of the 3.5-inch floppy drive as a flash memory card interface. We expect the decline in sale of FlashPath products to continue as consumers move towards devices with higher transfer speeds resulting in lower revenue from digital connectivity products in 2002 than in 2001.

We must develop or acquire new products and introduce them in a timely manner in order to remain competitive.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles. To be competitive in this demanding market, we must both continue to refine current products so that they remain competitive, and continually design, develop and introduce, in a timely manner, new products that meet the performance and price demands of OEMs and consumers. To date, we have not developed new products that reduce our dependence on FlashPath and USB- and FireWire-based personal storage products. If we are unable to develop new products in a timely manner, then we must acquire new products or product technologies. Product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel and strategic relationships, and identify and eliminate design flaws. These development activities will require the investment of substantial resources before revenue is derived from product sales. Any significant delay in releasing new products would adversely affect our reputation, provide a competitor a first-to-market opportunity or allow a competitor to achieve greater market share. Further, we may not be able to recoup research and development expenditures if new products are not widely commercially accepted.

We may not be able to develop or maintain the strategic relationships necessary to provide us with the insight we need to develop commercially viable products.

We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance and functionality requirements of flash memory card, PC and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with flash memory card manufacturers, such as Toshiba and PC manufacturers, such as Apple, and consumer product OEMs, such as Olympus and FujiFilm. If we cannot maintain our relationship with these manufacturers, we may not be able to continue to develop products that are compatible with their flash memory cards, PCs and digital appliances. However, collaboration is more difficult because many of these companies are located overseas. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products.

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

Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. If our future operating results materially fluctuate or are below the expectations of stock market analysts, our stock price would likely decline further. Future fluctuations may result from a variety of factors including the following:

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

The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to April 30, 2002, the reported last sale price for our common stock ranged from $1.10 to $65.13 per share. On April 30, 2002, the reported last sale price of our common stock was $1.20 per share.

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

Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, Ingram Micro or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results in sales to a limited number of customers, which account for a significant portion of our net revenue. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the quarter ended March 31, 2002, CompUSA, Apple, and Ingram Micro accounted for approximately 12%, 13% and 20% of our revenue, respectively, and our top five customers collectively accounted for approximately 58% of our revenue. We expect sales of our products to a limited number of customers to account for a significant portion of our net revenue during 2002.

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

We have formed strategic relationships with a number of significant industry participants, including Apple, FujiFilm, Mitsumi, Olympus, Sony, Toshiba and Yamaichi. We depend upon these corporations to provide technical assistance and perform key manufacturing, marketing, distribution and other functions. For example, Yamaichi and Mitsumi currently manufacture some of our products, Toshiba and Apple provide technological assistance in the development of our products and Sony and Olympus market certain of our products. We expect that these and similar types of relationships will be critical to our business because we intend to continue outsourcing many key operational functions and we do not currently have the resources to perform these functions ourselves.

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

Approximately 12% and 9% of our revenue for the quarter ended March 31, 2002 was attributable to sales to Japanese and European customers, respectively. We expect sales to Japanese and European customers will continue to account for a significant portion of our total revenue for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. All of our European sales, as well as the related expenses, are denominated in British pounds. Fluctuations in exchange rates between the pound and the U.S. dollar, particularly with respect to European transactions denominated in a currency other than the pound, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries’ accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders’ investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the quarter ended March 31, 2002. These fluctuations resulted in a foreign currency translation adjustment to increase stockholders’ equity by approximately $0.2 million as of March 31, 2002. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

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

Many of our products are manufactured overseas and a significant portion of our revenue is derived from overseas sales. Approximately 21% of our revenue during the quarter ended March 31, 2002 was derived from customers located outside the United States. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

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

Our business may suffer if we are unable to manage our restructuring or growth.

Restructuring or material growth, should it occur, is likely to place a burden on our operating and financial systems as well as our senior management and other personnel. Existing and new members of management may not be able to improve existing systems and controls or implement new systems and controls in response to such restructuring or growth. Management of our operations in diverse locations may also complicate the task of managing this change.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. During the quarter, our investment portfolio included marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

As of March 31, 2002, we did not hold amounts of cash equivalents and short-term investments that were subject to market risk.

We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Exchange Risk.    We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2002. Such fluctuations resulted in an accumulated unrealized foreign currency translation gain of approximately $0.4 million as of March 31, 2002, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

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

Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, a decrease in the Japanese yen to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.1 million and a decrease in the net loss before income tax of approximately $0.1 million. Further, a decrease in the British pound to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.1 million and a decrease in the net loss before income tax of approximately $0.1 million.

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

Item 2.    Change in Securities and Use of Proceeds.

On October 6, 1999, we completed our initial public offering of 3,450,000 shares of common stock from which we realized net proceeds of approximately $39.1 million. These shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-82793), which the Securities and Exchange Commission declared effective on October 5, 1999.

Through March 31, 2002, we used $19.0 million of the net proceeds from our initial public offering for the acquisitions of VST Technologies, Inc., Impleo Limited, the intellectual property of El Gato Software LLC and Multimedia Technology Center. In addition, we used $4.3 million to pay VST’s outstanding line of credit and the remaining $15.8 million for the purchase of equipment and funding of operations.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description
10.1	Employment Agreement with Michael S. Battaglia
10.2	Employment Agreement with Peter J. Quinn

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTDISK CORPORATION

By:	/s/ MICHAEL S. BATTAGLIA
Michael S. Battaglia President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter J. Quinn
Peter J. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2002

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement with Michael S. Battaglia
10.2	Employment Agreement with Peter J. Quinn