Form 10-Q
period 2002-06-30
SMARTDISK CORP
filed 2002-08-14
CIK 1058959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

COMMISSION FILE NUMBER: 000-27257

SMARTDISK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	65-0733580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2002, there were 17,783,890 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SMARTDISK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTDISK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,409	$14,517
Restricted cash	1,830	—
Accounts and notes receivable, net	4,510	4,924
Inventories	6,047	8,332
Prepaid expenses and other current assets	1,660	920

Total current assets	18,456	28,693
Property and equipment, net	1,273	1,869
Goodwill and other intangible assets, net	262	5,344
Deposits and other assets	210	172

TOTAL ASSETS	$20,201	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,248	$6,585
Bank line of credit	—	76
Income taxes payable	270	662
Other accrued liabilities	2,782	2,850

Total current liabilities	9,300	10,173
Deferred income taxes and other	—	791
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 17,884 issued and 17,784 outstanding at June 30, 2002; 17,851 issued and 17,751 outstanding at December 31, 2001	18	18
Capital in excess of par value	146,752	146,716
Treasury stock, 100 shares at June 30, 2002 and December 31, 2001, at cost	(99)	(99)
Accumulated other comprehensive loss	181	(634)
Notes receivable from officers/employees	(295)	(299)
Unearned compensation	—	(3)
Accumulated deficit	(135,656)	(120,585)

Total stockholders’ equity	10,901	25,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,201	$36,078

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales, net	$9,562	$20,208	$20,706	$37,040
Research and development revenue	—	100	—	100
Royalty income and license fees	—	367	—	797

Total revenues	9,562	20,675	20,706	37,937

Cost of revenues:
Cost of product sales	7,110	15,433	15,975	27,406
Inventory write-downs	—	—	4,803	456

Total cost of revenues	7,110	15,433	20,778	27,862

Gross profit (loss)	2,452	5,242	(72)	10,075
Operating expenses:
Research and development	510	2,163	1,414	4,357
Sales and marketing	1,176	2,034	2,906	4,304
General and administrative	1,852	2,260	4,769	4,833
Amortization and depreciation	270	8,172	2,823	16,352
Impairment of goodwill and other intangible assets	—	—	2,729	—
Business restructuring charges	—	—	841	—
Facility closing costs	—	500	—	500

Total operating expenses	3,808	15,129	15,482	30,346

Operating loss	(1,356)	(9,887)	(15,554)	(20,271)
Gain (loss) on foreign exchange	(566)	119	(550)	399
Interest and other income, net	64	134	24	294

Net loss before income taxes	(1,858)	(9,634)	(16,080)	(19,578)
Income tax benefit	(322)	(1,450)	(1,009)	(3,013)

Net loss	$(1,536)	$(8,184)	$(15,071)	$(16,565)

Loss per share—basic and diluted	$(0.09)	$(0.47)	$(0.85)	$(0.95)

Weighted average shares used to compute loss per share—basic and diluted	17,756	17,543	17,739	17,436

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(15,071)	$(16,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	2,823	16,352
Impairment of goodwill and other intangible assets	2,729	—
Provision for uncollectible accounts, sales returns and other credits	2,501	517
Provision for inventory write-downs	4,803	456
Deferred income taxes	(791)	(3,380)
Other	762	(363)
Changes in assets and liabilities:
Accounts and notes receivable	(2,089)	(1,531)
Inventories	(2,518)	6,454
Prepaid expenses and other current assets	(740)	606
Deposits and other assets	(36)	71
Accounts payable	(337)	(4,078)
Income taxes payable	(392)	(255)
Deferred revenue	—	(725)
Other accrued liabilities	(67)	684

Net cash used in operating activities	(8,423)	(1,757)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(9)	(487)
Cash paid for intellectual property	—	(250)
(Increase) decrease in restricted cash	(1,830)	1,529
Purchases of short-term investments	—	(5,600)
Sales and maturities of short-term investments	—	5,007
Net cash (used in) provided by investing activities	(1,839)	199
Cash flows from financing activities:
Net repayments under lines of credit	(76)	(542)
Collections on notes receivable from officers/employees	3	33
Proceeds from exercise of stock options	11	191
Proceeds from stock issued under ESPP	1	88
Purchase of treasury stock	—	(1)

Net cash used in financing activities	(61)	(231)
Effect of exchange rate fluctuations on cash	215	(237)

Decrease in cash and cash equivalents	(10,108)	(2,026)
Cash and cash equivalents at beginning of period	14,517	12,833

Cash and cash equivalents at end of period	$4,409	$10,807

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for SmartDisk Corporation (“SmartDisk” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on previously reported net loss or stockholders’ equity. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2. Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

	June 30, 2002	December 31, 2001
(in thousands)
Finished goods	$ 1,557	$ 4,869
Raw materials	4,490	3,463

Total inventories	$ 6,047	$ 8,332

Note 3. Net Loss Per Share

For the three months ended June 30, 2002 and 2001, potential common shares totaling approximately 16,521 and 245,690, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. For the six months ended June 30, 2002 and 2001, potential common shares totaling approximately 175,953 and 385,504, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

SMARTDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Comprehensive Loss

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(1,536)	$(8,184)	$(15,071)	$(16,565)
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	—	(1)	—	(2)
Foreign currency translation adjustment	596	(99)	816	(522)

Total comprehensive loss	$(940)	$(8,284)	$(14,255)	$(17,089)

Note 5. Business Restructuring

In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in demand for its products and the competitive environment in which it operates and recorded a restructuring charge of $0.841 million. The restructuring plan includes an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of certain expenditures.

The elements of the restructuring costs related to the restructuring plan are as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at June 30, 2002
	(in thousands)
Workforce reduction	$513	$ —	$ 125	$ 388
Facility lease and contract settlement costs	$96	$ 46	$ —	$ 50
Write-down of property and equipment, net	$232	$ 232	$ —	$ —

Total	$841	$ 278	$ 125	$ 438

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

SMARTDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss can only be recognized if the undiscounted cash flows used to test for recoverability are less than the carrying value. If the Company determines that an impairment loss should be recognized, the impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

As a result of the significant decline in the operating results and cash flows of personal storage products and European operations, combined with marginal historical operating and cash flow results, the Company undertook its impairment reviews. Based on impairment reviews performed at March 31, 2002, in relation to the carrying values of goodwill and other intangible assets recorded in connection with the acquisitions of VST Technologies, Inc. and Impleo Limited, as well as a license obtained from SanDisk Corporation to sell FlashPath for the MultiMediaCard, a $2.729 million impairment charge was provided in the quarter ended March 31, 2002 to reduce the carrying value of the aforementioned assets to zero. The fair values used in measuring the impairment charge was determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using the Company’s best estimates.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows, in thousands:

Balance as of December 31, 2001	$ 2,482
Impairment loss	(2,482)

Balance as of June 30, 2002	$ —

SMARTDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of other intangible assets subject to amortization consist of the following:

	Life	June 30, 2002	December 31, 2001
		(in thousands)
Patents	2-3 yrs.	$8,369	$10,149
Distribution channels	2 yrs.	—	200
Trade names	1-2 yrs.	—	150
Covenants not-to-compete	2 yrs.	—	21,450
Licenses	10 yrs.	240	540

Total other intangible assets		8,609	32,489
Accumulated amortization		(8,347)	(29,627)

Other intangible assets, net		$262	$2,862

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

Note 8. Facility Closing

On May 31, 2001, the Company announced its intention to close its Acton, Massachusetts facility and move those operations into its Naples, Florida headquarters. In the connection with this closing, which was substantially completed as of September 30, 2001, the Company recognized approximately $0.5 million in severance costs in the quarter ended June 30, 2001. The severance costs incurred in association with the closing of the facility related to 20 employees whose positions were eliminated.

Note 9. Contingencies

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

On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging SmartDisk’s infringement of a patent. On November 20, 2000, the Company prevailed in moving the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of June 30, 2002.

On July 26, 2001, a securities class action suit was filed against SmartDisk, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following

SMARTDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwriters of SmartDisk’s initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired SmartDisk securities between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus (“Prospectus”) that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the initial public offering (“IPO”) in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. This lawsuit is in one of the more than 300 class actions that have been filed against various underwriters, issuers and individuals in the United States District Court for the Southern District of New York. These cases have been consolidated and SmartDisk, together with all or substantially all of the underwriters, issuers and individual defendants in these consolidated class actions, have moved to dismiss all of the consolidated amended complaints, including that directed against SmartDisk, as legally insufficient. All discovery in these consolidated actions has been stayed pending determination of the motions to dismiss. SmartDisk considers this claim, as it relates to SmartDisk, to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of June 30, 2002.

On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging SmartDisk’s infringement of said parties’ patent relating to local area network (“LAN”) capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. SmartDisk has signed a Joint Defense Agreement with the other defendants, and the defendants have filed a dispositive Motion for Summary Judgment. SmartDisk considers this claim, as it relates to SmartDisk, to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of June 30, 2002.

On May 6, 2002, SmartDisk received a demand from the trustee in the bankruptcy proceeding of MicroAge, Inc., a former customer of SmartDisk, for recovery of approximately $0.505 million that MicroAge, Inc. had paid to SmartDisk over the period from January 15, 2000 to April 13, 2000, inclusive. SmartDisk disputes the amount demanded and intends to defend against the demand.

On June 13, 2002, SmartDisk received a letter from counsel to SoftRAID LLC demanding payment of $0.285 million pursuant to a Software License Agreement with SmartDisk. On July 31, 2002, SoftRAID notified SmartDisk of its intention to arbitrate this dispute pursuant to the arbitration provisions of the Software License Agreement, and the American Arbitration Association has commenced administration of this proceeding. SmartDisk disputes the amount demanded and intends to defend against the demand.

Note 10. Recent Accounting Pronouncements

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

SMARTDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation did not result in any reclassification between other intangible assets and goodwill at January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position, results of operations or cash flows, but it will impact the accounting treatment of future acquisitions.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually, or more frequently as impairment indicators arise, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company evaluated its intangible assets and believes that all such assets have determinable lives.

In accordance with SFAS No. 142, the effect of the accounting change for goodwill amortization is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss:
Reported net loss	$(1,536)	$(8,184)	$(15,071)	$(16,565)
Goodwill amortization	—	2,426	—	4,852

Adjusted net loss	$(1,536)	$(5,758)	$(15,071)	$(11,713)

Loss per share—basic and diluted:
Reported loss per share	$(0.09)	$(0.47)	$(0.85)	$(0.95)
Goodwill amortization	—	0.14	—	0.28

Adjusted loss per share	$(0.09)	$(0.33)	$(0.85)	$(0.67)

Shares used in per share computation	17,756	17,543	17,739	17,436

See Note 6 for further discussion regarding the impact of SFAS No. 142 and related impairment charge.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 6 for further discussion regarding the impact of SFAS No. 144 and related impairment charge.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to

SMARTDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

Certain statements in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Terminology such as “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” or other similar words identify forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in press releases, annual or quarterly reports to stockholders, filings with the Securities and Exchange Commission, presentations or otherwise. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding management’s intent, belief or current expectation about, among other things, the following: our anticipated growth strategies, including trends in revenues, costs, gross margins, profitability and liquidity; our ability to develop, market and introduce new products; anticipated growth of digital appliances and technology industries; anticipated trends in our businesses, including trends in the demand for personal storage and digital appliances and, therefore, demand for our products; expectations of consumer preferences and desires; future projections of our financial performance, future expenditures for capital projects and research and development; the emergence of certain competing technologies; potential uses for and applications of our products; and our ability to continue to control costs and maintain quality. Although our management believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to us on the date hereof and speak only as of the date hereof. We make no commitment to update or revise any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in “Factors That May Affect Future Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission.

All trade names referenced in this report are either trademarks or registered trademarks of their respective holders.

General

SmartDisk is a developer, manufacturer and marketer of a range of portable consumer electronic products and software solutions that are designed to enable the digital age and simplify the digital lifestyle. The Company provides products that enable people to capture, organize, use and preserve digital content in easy and enjoyable ways. Headquartered in the U.S., with operations in Europe and Asia, SmartDisk sells its products worldwide.

The Company believes that rapid technology advances, consumer appetites for all things digital, and a worldwide economy increasingly dependent on computers and the Internet have created significant opportunities for SmartDisk. The Company provides consumer electronic devices and software solutions for moving, managing, creating, storing and preserving digital content among digital appliances, PCs and the Internet. The Company’s products include external portable hard disk drives and floppy disk drives for desktop and notebook PCs, external CD-R/W recorders and flash memory card readers. The Company’s products are generally available for both Windows and Macintosh operating systems, allowing the retailers and original equipment manufacturers (“OEMs”) that market our products to reach a large installed base of potential users.

SmartDisk-branded products are now sold through many of the leading consumer electronics and computer retailers in the world as well as through the SmartDisk Web store. In addition, SmartDisk products can be found through distributors, value-added resellers, e-tailers and catalog companies.

Results of Operations

During the first quarter of 2002, SmartDisk began reporting its operations as one business segment. Previously, the Company had reported two business segments: Personal storage and digital connectivity. The change to one business segment was made to conform to organizational changes made in the management of the business to more effectively utilize and deploy the Company’s assets on a world-wide basis.

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

Total revenues were $9.562 million for the three months ended June 30, 2002 compared to $20.675 million for the three months ended June 30, 2001. Total revenues were $20.706 million for the six months ended June 30, 2002 compared to $37.937 million for the six months ended June 30, 2001.

The decrease in revenues resulted from a decline in revenue generated from personal storage and digital connectivity products arising from ongoing weakness in product demand, competitive market and pricing pressures compounded by continued weakness in the worldwide economy, as well as the absence of royalty income and license fees in the six months ended June 30, 2002.

Product revenues from the sale of personal storage products decreased to approximately $6.6 million for the three months ended June 30, 2002 compared to approximately $10.7 million for the three months ended June 30, 2001. Product revenues from the sale of personal storage products decreased to approximately $15.0 million for the six months ended June 30, 2002 compared to approximately $21.3 million for the six months ended June 30, 2001.

The decrease in revenues from the sale of personal storage products is primarily attributable to a decline in demand for USB- and FireWire-based storage products arising from ongoing weakness in storage product demand. In addition, during the quarter ended June 30, 2002, the sale prices of various personal storage products were reduced in order to stimulate product demand with the consequent impact on revenues. The Company expects the decline in sale prices of storage products to continue.

Product revenues from the sale of digital connectivity products decreased to approximately $3.0 million for the three months ended June 30, 2002 compared to approximately $9.5 million for the three months ended June 30, 2001. Product revenues from the sale of digital connectivity products decreased to approximately $5.7 million for the six months ended June 30, 2002 compared to approximately $15.7 million for the six months ended June 30, 2001.

The decrease in revenues from the sale of digital connectivity products is primarily attributable to a decline in sales of FlashPath products to OEM partners arising from the reduction in the use of the 3.5-inch floppy drive as a flash memory card interface. The Company expects the decline in sales of FlashPath products to continue as consumers move towards devices with higher transfer speeds resulting in lower revenue from digital connectivity products in 2002 than in 2001.

Royalty income and license fees primarily consist of fees earned from a license agreement on the Company’s SafeBoot intellectual property. This agreement terminated on June 30, 2001. The Company currently does not have plans to enter into any such licensing agreements.

Cost of Sales.    Cost of sales includes the purchased cost of product, packaging, storage, freight, scrap, as well as royalty payments payable on a number of personal storage and digital connectivity products.

Cost of sales decreased to $7.110 million for the three months ended June 30, 2002 compared to $15.433 million for the three months ended June 30, 2001. Cost of sales decreased to $15.975 million for the six months ended June 30, 2002 compared to $27.406 million for the six months ended June 30, 2001.

The decrease in cost of sales is due primarily to lower sales volumes of personal storage and digital connectivity products.

Inventory Write-downs.    Inventory write-downs relate to provisions associated with the carrying value of inventory, revaluing of inventory to net realizable or market value, and excess and obsolete inventory.

Inventory write-downs for the six months ended June 30, 2002 increased to $4.803 million compared to $0.456 million for the six months ended June 30, 2001.

The increase in inventory write-downs is primarily due to (i) a reduction of approximately $3.2 million in the carrying value of a number of personal storage and software products necessitated by weak product sales and pricing pressures experienced during the quarter ended March 31, 2002, (ii) a provision of approximately $0.7 million to cover excess and obsolete products and (iii) a provision of approximately $0.4 million to cover inventory issues in connection with the restructuring of the Company’s European facility associated with certain aging legacy storage products.

Gross Profit (Loss).    Gross profit for the three months ended June 30, 2002 was $2.452 million, or 25.6% of total revenues, compared to $5.242 million, or 25.4% of total revenues, for the three months ended June 30, 2001. Gross loss for the six months ended June 30, 2002 was $0.072 million, or a negative 0.4% of total revenues, compared to gross profit of $10.075 million, or 26.6% of total revenues, for the six months ended June 30, 2001. Excluding the impact of the inventory write-downs, gross profit for the six months ended June 30, 2002 amounted to $4.731 million, or 22.9% of total revenues, compared to $10.531 million, or 27.8% of total revenues, for the six months ended June 30, 2001.

The decrease in gross profit is primarily attributable to the inventory write-downs recorded during the year, lower sales volumes and associated gross profit, reduction in product demand and competitive pricing pressures. In addition, the impact of the reduction in carrying values of a number of personal storage and software products will adversely affect the absolute gross profit and as a percentage of total revenues earned in future reporting periods.

Research and Development Expenses.    Research and development expenses consist primarily of salaries and payroll-related expenses for design and development engineers, as well as prototype supplies and contract or professional services.

Research and development expenses decreased to $0.510 million, or 5.3% of total revenues, for the three months ended June 30, 2002 compared to $2.163 million, or 10.5% of total revenues, for the three months ended June 30, 2001. Research and development expenses decreased to $1.414 million, or 6.8% of total revenues, for the six months ended June 30, 2002 compared to $4.357 million, or 11.5% of total revenues, for the six months ended June 30, 2001.

The decrease in research and development expenses is primarily attributable to cost savings realized due to the closing of the Acton, Massachusetts operation and the move to product outsourcing whereby a third party company provides a turnkey product solution to the Company encompassing both design and manufacturing as well as other actions taken to reduce operating expenses.

Research and development expenses related to personal storage and digital connectivity products were incurred to support the development of new products, such as the FireLite product range, as well as the maintenance and refresh of existing products.

Sales and Marketing Expenses.    Sales and marketing expenses include salaries, benefits and travel expenses for our sales, marketing and product management personnel in the United States, Japan and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing and other promotional programs.

Sales and marketing expenses decreased to $1.176 million, or 12.3% of total revenues, for the three months ended June 30, 2002 compared to $2.034 million, or 9.8% of total revenues, for the three months ended June 30, 2001. Sales and marketing expenses decreased to $2.906 million, or 14.0% of total revenues, for the six months ended June 30, 2002 compared to $4.304 million, or 11.4% of total revenues, for the six months ended June 30, 2001.

The decrease in sales and marketing expenses is primarily attributable to cost savings realized due to the closing of the Acton, Massachusetts operation and the consolidation of sales and marketing activities in the U.S. following the Acton closure as well as other actions taken to reduce operating expenses.

General and Administrative Expenses.    General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, human resources, legal and administrative functions, as well as bad debt expense, lease rental expense, utilities, maintenance expenses, taxes, insurance, and legal and accounting professional fees.

General and administrative expenses decreased to $1.852 million, or 19.4% of total revenues, for the three months ended June 30, 2002 compared to $2.260 million, or 10.9% of total revenues, for the three months ended June 30, 2001. General and administrative expenses decreased to $4.769 million, or 23.0% of total revenues, for the six months ended June 30, 2002 compared to $4.833 million, or 12.7% of total revenues, for the six months ended June 30, 2001.

The decrease in general and administrative expenses is primarily attributable to cost savings realized due to the closing of the Acton, Massachusetts operation as well as other actions taken to reduce our operating expenses offset by an increase in the allowance for doubtful accounts of $0.933 million in the quarter ended March 31, 2002 associated with certain aging receivables and provisions related to the restructuring of the Company’s European facility.

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

For the three months ended June 30, 2002, amortization and depreciation totaled $0.270 million compared to $8.172 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, amortization and depreciation totaled $2.823 million compared to $16.352 million for the six months ended June 30, 2001.

The decrease is primarily attributable to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets; whereby, starting on January 1, 2002, purchased goodwill is no longer amortized, and the decrease in the carrying amount of the separately identifiable intangible assets associated with the acquisitions of VST Technologies and Impleo Limited due to the impairment write-downs recorded in the three months ended September 30, 2001, December 31, 2001, and March 31, 2002, respectively.

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

Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss can only be recognized if the undiscounted cash flows used to test for recoverability are less than the carrying value. If the Company determines that an impairment loss should be recognized, the impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

As a result of the significant decline in the operating results and cash flows of personal storage products and European operations, combined with marginal historical operating and cash flow results, the Company undertook its impairment reviews. Based on impairment reviews performed at March 31, 2002, in relation to the carrying values of goodwill and other intangible assets recorded in connection with the acquisitions of VST Technologies, Inc. and Impleo Limited, as well as a license obtained from SanDisk Corporation to sell FlashPath for the

MultiMediaCard, a $2.729 million impairment charge was provided in the three months ended March 31, 2002 to reduce the carrying value of the aforementioned assets to zero. The fair values used in measuring the impairment charge was determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using the Company’s best estimates.

Business Restructuring Charges.    In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in demand for its products and the competitive environment in which it operates and recorded a restructuring charge of $0.841 million. The restructuring plan includes an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of certain expenditures.

The elements of the restructuring costs related to the restructuring plan are as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at June 30, 2002
	(in thousands)
Workforce reduction	$513	$—	$125	$388
Facility lease and contract settlement costs	$96	$46	$—	$50
Write-down of property and equipment, net	$232	$232	$—	$—

Total	$841	$278	$125	$438

Closing of Action Facility.    On May 31, 2001, the Company announced its intention to close its Acton, Massachusetts facility and move those operations into its Naples, Florida headquarters. This closing allowed the Company to centralize our operations and marketing and development efforts, improve operational efficiencies and otherwise increase the effectiveness of the Company. In connection with this closing, which was substantially completed as of September 30, 2001, the Company recognized approximately $0.5 million in severance costs in the three months ended June 30, 2001. The severance costs incurred in association with the closing of the facility related to 20 employees whose positions were eliminated.

Gain (Loss) on Foreign Exchange.    Gain (loss) on foreign currency exchange reflects the remeasurement of transactions denominated in currencies other than the local currency of the U.S., Japanese and European operations. For the three months ended June 30, 2002, the Company recorded a loss of $0.566 million on foreign exchange compared to a gain of $0.119 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a loss of $0.550 million on foreign exchange compared to a gain of $0.399 million for the six months ended June 30, 2001. These losses resulted primarily from the devaluation of the U.S. dollar vis-à-vis the Japanese yen and British Pound during the six months ended June 30, 2002 and arose from trading balances between the Company and its subsidiaries and from trading balances amongst and between the subsidiaries.

Interest and Other Income (Expense), net.    The primary components of interest and other income or expense are interest earned on cash, cash equivalents and short-term investments and property and equipment write-downs.

Provision for Income Taxes.    The Company is subject to tax in Japan, Switzerland, the United Kingdom and the United States. These jurisdictions have different marginal tax rates. For the three and six months ended June 30, 2002, the Company recorded an income tax benefit of $0.322 million and $1.009 million, respectively, compared to $1.450 million and $3.013 million for the three and six months ended June 30, 2001, respectively. The benefit for the three months ended June 30, 2002 resulted from income tax benefits of $0.322 million consequent upon the release of estimates for taxes due which are no longer required to be provided for due to the loss position recorded at certain of the Company’s subsidiaries. The benefit for the six months ended June 30, 2002 resulted from an income tax expense of $0.104 million offset by income tax benefits of $0.791 resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions and income tax benefits of $0.322 resulting from the release of estimates for taxes due which are no longer required to be provided for due to the loss position recorded at certain of the Company’s subsidiaries. A valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $4.409 million at June 30, 2002 from $14.517 million at December 31, 2001. Cash and cash equivalents have decreased over each of the last several quarters. The Company has minimal financial resources and cash flow from operating activities continues to be insufficient to meet operating needs and other payment obligations.

The decrease in cash and cash equivalents of $10.108 million reflected (i) net cash used in operating activities of $8.423 million, (ii) net cash used in investing and financing activities of $1.900 million and (iii) the positive effect of exchange rate fluctuation on cash of $0.215 million.

Net cash used in operating activities was $8.423 million for the six months ended June 30, 2002 compared to $1.757 million for the six months ended June 30, 2001.

Net cash used in operating activities of $8.423 million in the six months ended June 30, 2002 was comprised of (i) the net cash loss, or net loss adjusted for non-cash charges and credits, of $2.243 million and (ii) investment in working capital of $6.180 million. The investment in working capital was predominantly comprised of (i) increased accounts receivable of $2.089 million, resulting from sales in the latter part of the reporting period, (ii) increased inventory of $2.518 million, resulting from the reduction in sales activity of certain personal storage and software products and the purchases of initial stock levels of Universal Readers and USB versions of Firelite hard disk drives, (iii) increases in prepaid expenses and other current assets of $0.740 million, (iv) decreases in accounts payable of $0.337 million and (v) decreases in other accrued liabilities of $0.459 million.

Net cash used in investing activities was $1.839 million for the six months ended June 30, 2002 compared to net cash provided by investing activities of $0.199 million for the six months ended March 31, 2001.

The increase in net cash used in investing activities of $2.038 million resulted primarily from the increase in restricted cash of $1.830 million during the six months ended June 30, 2002 and the absence of activity in sales and maturities of short-term investments of $5.007 million and the release in restricted cash of $1.529 million offset by the absence of activity in purchases of short-term investments of $5.600 million and the reduction in fixed asset investment of $0.728 million. The increase in restricted cash of $1.830 million is due to the cash collateralization with the Company’s bankers of standby letters of credit issued to certain of the Company’s vendors.

Net cash used in financing activities was $0.061 million and $0.231 million for the six months ended June 30, 2002 and 2001, respectively.

The decrease in net cash used in financing activities was primarily due to the repayment and termination of the Company’s lines of credit.

At June 30, 2002, the Company had $1.830 million in standby letters of credit outstanding, which were issued to certain vendors. These vendors will not draw against the standby letters of credit as long as vendor invoices are paid within established credit terms. As of June 30, 2002, none of the standby letters of credit had been drawn on. The standby letters of credit are cash collateralized with the Company’s bankers.

At August 14, 2002, the Company has $3.038 million in standby and commercial letters of credit outstanding, which were issued to certain vendors. Vendors who hold standby letters of credit will not draw against the standby letters of credit as long as vendor invoices are paid within established credit terms. Commercial letters of credit will be paid by the Company’s bank in accordance with the terms of the commercial letters of credit. As of August 14, 2002, none of the standby letters of credit had been drawn on. The standby and commercial letters of credit are cash collateralized with the Company’s bankers, and as a consequence the Company does not have access to the cash collateral for as long as the standby and commercial letters of credit exist.

The Company believes that its cash and cash equivalents and working capital may not be sufficient to meet its operating requirements through the end of fiscal 2002. The Company’s operating losses and working capital requirements continue to adversely affect cash flow. In the event of a continued decrease in revenue generation and cash flow from accounts receivable is reduced further or interrupted by slow collections, the Company will likely be unable to meet its operating requirements through the end of fiscal 2002. These liquidity problems raise substantial doubt about whether the Company can continue as a going concern without raising additional capital. Such additional capital, if required, may not be available to the Company or may be available on terms which may be unacceptable to the Company.

Critical Accounting Policies and Significant Estimates

Our significant accounting policies are outlined within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the six months ended June 30, 2002, the following items required the most significant judgments and involved complex estimation:

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

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually, or more frequently as impairment indicators arise, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We evaluated our intangible assets and believe that all such assets have determinable lives. If SFAS No. 142 had been in effect during the three and six months ended June 30, 2001, the Company’s net loss would have been reduced by approximately $2.4 million, or $0.14 per share and $4.9 million or $0.28 per share, respectively. See Note 6 to the condensed consolidated financial statements for further discussion regarding the impact of this statement and related impairment charge.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 6 to the condensed consolidated financial statements for further discussion regarding the impact of this statement and related impairment charge.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company’s financial condition, results of operations or cash flows.

Factors That May Affect Future Results of Operations

Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

We may need additional financing to continue to carry on our existing operations through December 31, 2002, and such additional financing may not be available.

We have minimal financial resources and cash flow from operating activities continues to be insufficient to meet our operating needs and other payment obligations. Our cash and cash equivalents have decreased over each of the last several quarters. As of December 31, 2001, we had cash and cash equivalents of $14.517 million, and as of March 31, 2002, we had cash and cash equivalents of $9.196 million. As of June 30, 2002, we had cash and cash equivalents of $4.409 million. We believe that our cash and cash equivalents and working capital may not be sufficient to meet our operating requirements through the end of fiscal 2002. Our operating losses and ability to fund our working capital requirements continue to adversely affect cash flow. In the event of a continued decrease in revenue generation and cash flow from accounts receivable is reduced further or interrupted by slow collections we will likely be unable to meet our operating requirements through the end of fiscal 2002. These liquidity problems raise substantial doubt about whether we can continue as a going concern without raising additional capital.

As of June 30, 2002, we had cash-collateralized standby letters of credit of $1.830 million which were issued to certain of our vendors. At August 14, 2002, we have cash-collateralized standby and commercial letters of credit of $3.038 million which were issued to certain of our vendors. We cannot assure you that additional standby or commercial letters of credit will not be required by our vendors and that, if so required, the cash will be available to fund the collateral.

We may need additional sources of financing in order to carry on our operations as presently conducted, which may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional financing is not available to us, we will have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds or to secure an additional credit facility would adversely affect our ability to:

•	maintain, develop or enhance our product offerings;

•	take advantage of future opportunities;

•	respond to competitive pressures; or

•	continue operations.

Additional funds raised through the issuance of equity securities or securities convertible into our common stock may have the following negative effects on the then current common stockholders:

•	dilution in percentage of ownership in SmartDisk; and

•	the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

Our securities may be removed from Nasdaq listing.

Our securities are currently listed and traded on the Nasdaq National Market. To maintain our listing, we must meet Nasdaq’s continued listing standards, including minimum stockholders’ equity, number of shareholders and bid price. On June 28, 2002, we received notice from Nasdaq that we were not in compliance with Nasdaq’s continued listing standards because the bid price of our common stock had closed below $1.00 per share for 30 consecutive trading days. If we are not in compliance by September 26, 2002, we will be delisted. In addition, on July 12, 2002, we received notice from Nasdaq that we were not in compliance with Nasdaq’s continued listing standards because our common stock has not maintained a minimum market value of publicly held shares of $5.0 million. If we are not in compliance by October 10, 2002, we will be delisted. There can be no assurance that we will be in compliance with the continued listing standards in the future. If we are delisted, we may not be able to secure listing on other exchanges or quotation systems. This would materially adversely affect the price and liquidity of our common stock.

We have incurred net losses and cannot guarantee that we will be profitable in the future.

Except for the third and fourth quarters of 1999, we have incurred net losses on a quarterly basis since inception. We had a net loss of $15.071 million for the six months ended June 30, 2002. In addition, as of  June 30, 2002, we had an accumulated deficit of $135.656 million. In light of our loss history, we cannot assure you that we will be profitable in the future.

Most of our revenue is derived from only a few major products and our business is being seriously harmed as demand for those products declines.

To date, substantially all of our revenue has been derived from the sale of only a few major products.  While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products and our USB and FireWire storage products will continue to represent the most substantial portion of our net revenue through 2002 and into 2003. During the six months ended June 30, 2002, we derived approximately 59% of our product revenue from the sale of FlashPath and USB- and FireWire-based personal storage products. Sales of these products have been declining for the past four consecutive quarters, which is seriously harming our business.

The decrease in revenues from the sale of personal storage products is primarily attributable to a decline in demand for USB- and FireWire-based storage products arising from ongoing weakness in storage product demand. In addition, during the quarter ended June 30, 2002, the sale prices of various personal storage products were reduced in order to stimulate product demand with the consequent impact on revenues. We expect the decline in sale prices of storage products to continue.

The decrease in revenues from the sale of digital connectivity products is primarily attributable to a decline in sales of FlashPath products to OEM partners arising from the reduction in the use of the 3.5-inch floppy drive as a flash memory card interface. We expect the decline in sales of FlashPath products to continue as consumers move towards devices with higher transfer speeds, resulting in lower revenue from digital connectivity products in 2002 than in 2001.

We do not have adequate financial resources to develop or acquire new products and introduce them in a timely manner.

We operate in an industry that is subject to evolving industry standards, rapid technological changes,  rapid changes in consumer demands and the rapid introduction of new, higher performance products that  shorten product life cycles. To be competitive in this demanding market, we must both continue to refine  current products so that they remain competitive, and continually design, develop and introduce, in a timely manner, new products that meet the performance and price demands of OEMs and consumers. To date, we have not developed new products to reduce our dependence on FlashPath or USB- and FireWire-based personal storage products. Product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel and strategic relationships, and identify and eliminate design flaws.

These development activities require the investment of substantial resources before revenue is derived  from product sales. We do not have adequate financial resources to maintain the necessary development activities. We do not expect to have adequate financial resources in the foreseeable future. The failure to  release commercially successful new products adversely affects our financial condition, provides competitors a first-to-market opportunity and allows competitors to achieve greater market share. Further, we are not able to recoup research and development expenditures when new products are not widely commercially accepted. If we are unable to develop new products, then we must acquire new products or product technologies. Because our weak financial position and limited liquidity we do not expect to be able to acquire new products in the foreseeable future.

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

Since our FlashPath products work only in conjunction with the 3.5-inch floppy disk drive, advances in flash memory cards make these products less competitive because of the increased time needed to transfer data using the 3.5-inch floppy disk drive.

Consumer acceptance of our FlashPath products depends upon their ability to quickly transfer information from flash memory cards to PCs. However, the time needed to transfer information using a 3.5-inch disk drive increases as more data is transferred. As more memory is condensed onto flash memory cards, the time necessary to transfer all of the data from a single card increases. As technological advances make it possible and feasible to produce higher density cards, FlashPath is constrained by the inherent limitations of the 3.5-inch disk drive. Consequently, FlashPath is becoming less attractive to consumers, thus contributing to the decline in our sales.

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

From time to time we may receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may result in protracted and costly litigation that could require us to pay substantial damages or have sales of our products stopped by an injunction. Infringement claims could also cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, we received communications alleging that our FlashPath products infringed a third party’s patent rights. We have met with this third party, a non-public limited liability company, to gain a better understanding of its claim and attempted to resolve the dispute through mediation. Such mediation did not yield a resolution to the dispute and such party subsequently filed a complaint in the Central District Federal Court of the State of California. On November 20, 2000, we prevailed in moving the venue for such action from the State of California to the Middle District of Florida. While we believe that we do not infringe upon this third party’s patent and that such claim is wholly without merit, we cannot guarantee that the effects or outcome of this litigation will be favorable to us. Further, a complaint was filed on November 30, 2001 in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging our infringement of these parties’ patent relating to local area network capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. While we consider this claim, as it relates to us, to be wholly without merit, we cannot guarantee that the effects or outcome of this litigation will be favorable to us. In addition, we license a portion of the intellectual property included in our products from third parties, which may increase our exposure to infringement actions because we rely upon those third parties for information about the origin and ownership of the licensed intellectual property. We may also lose our license rights with respect to the intellectual property for which infringement is claimed. Further, if our customers are required to obtain a license on other than commercially reasonable terms, our business could be jeopardized.

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

During 2001, three additional class action suits were filed against one of the underwriters in our initial public offering, FleetBoston Robertson Stephens, Inc. The suits were also filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between

October 6, 1999 and December 6, 2000. These complaints make similar allegations that the registration statement and prospectus violate section 10(b) of the Exchange Act and Rule 10b-5 as a result of the undisclosed agreements between FleetBoston Robertson Stephens and certain inventors and customers. The complaints seek an undisclosed amount of damages, as well as attorney fees. These cases have been consolidated and we, together with all or substantially all of the underwriters, issuers and individual defendants in these consolidated class actions, have moved to dismiss all of the consolidated amended complaints, including that directed against the us, as legally insufficient. All discovery in these consolidated actions has been stayed pending determination of the motions to dismiss.

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

Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, Ingram Micro or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results in sales to a limited number of customers, which account for a significant portion of our net revenue. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the six months ended June 30, 2002, Apple, CompUSA and Ingram Micro accounted for approximately 20%, 7% and 16% of our revenue, respectively, and our top five customers collectively accounted for approximately 55% of our revenue. We expect sales of our products to a limited number of customers to account for a significant portion of our net revenue during 2002.

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

Approximately 13% and 7% of our revenue for the six months ended June 30, 2002 was attributable to sales to Japanese and European customers, respectively. We expect sales to Japanese and European customers will continue to account for a portion of our total revenue for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. All of our European sales, as well as the related expenses, are denominated in British pounds. Fluctuations in exchange rates between the pound and the U.S. dollar, particularly with respect to European transactions denominated in a currency other than the pound, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries’ accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders’ investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the six months ended June 30, 2002. These fluctuations resulted in a foreign currency translation adjustment to increase stockholders’ equity by approximately $0.8 million as of June 30, 2002. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

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

Many of our products are manufactured overseas and a significant portion of our revenue is derived from overseas sales. Approximately 20% of our revenue during the six months ended June 30, 2002 was derived from customers located outside the United States. Our dependence on foreign manufacturers and international sales poses a number of risks, including:

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

Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, many of our competitors are able to respond more quickly to new or emerging technologies or standards or to changes in customer requirements. Many of our competitors are also able to devote greater resources to the development, promotion and sale of products, and are able to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share. Any of these factors could have a material adverse effect on our business and operating results.

Our business may suffer if we are unable to manage our restructuring or growth.

Material restructuring or growth, should it occur, is likely to place a burden on our operating and financial systems as well as our senior management and other personnel. Existing and new members of management may not be able to improve existing systems and controls or implement new systems and controls in response to such restructuring or growth. Management of our operations in diverse locations may also complicate the task of managing this change.

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

If our management’s attention to day-to-day operations is diverted to integrating acquired companies or if problems in the integration process arise, our business could be adversely affected and we could be required to use a significant portion of available cash.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds, certificates of deposit and money market funds. In general, money market funds and certificates of deposit are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. During the quarter, our investment portfolio included marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

As of June 30, 2002, we did not hold amounts of cash equivalents and short-term investments that were subject to market risk.

We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Exchange Risk.    We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2002. Such fluctuations resulted in an accumulated unrealized foreign currency translation gain of $0.816 million as of June 30, 2002, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

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

Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, a decrease in the Japanese yen to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.3 million and a decrease in the net loss before income tax of approximately $0.1 million. Further, a decrease in the British pound to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.2 million and a decrease in the net loss before income tax of approximately $0.1 million.

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

On July 26, 2001, a securities class action suit was filed against us, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of our common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares of our common stock in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. This lawsuit is in one of the more than 300 class actions that have been filed against various underwriters, issuers and individuals in the United States District Court for the Southern District of New York. These cases have been consolidated and we, together with all or substantially all of the underwriters, issuers and individual defendants in these consolidated class actions, have moved to dismiss all of the consolidated amended complaints, including that directed against the us, as legally insufficient. All discovery in these consolidated actions has been stayed pending determination of the motions to dismiss. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim.

On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging our infringement of said parties’ patent relating to local area network capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. We have signed a Joint Defense Agreement with the other defendants, and the defendants have filed a dispositive Motion for Summary Judgment. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim.

On May 6, 2002, we received a demand from the trustee in the bankruptcy proceeding of MicroAge, Inc., one of our former customers, for recovery of approximately $0.505 million that MicroAge, Inc. had paid to us over the period from January 15, 2000 to April 13, 2000, inclusive. We dispute the amount demanded and intend to defend against the demand.

On June 13, 2002, we received a letter from counsel to SoftRAID LLC demanding payment of $0.285 million pursuant to a Software License Agreement with us. On July 31, 2002, SoftRAID notified us of its intention to arbitrate this dispute pursuant to the arbitration provisions of the Software License Agreement, and the American Arbitration Association has commenced administration of this proceeding. We dispute the amount demanded and intend to defend against the demand.

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

Through June 30, 2002, we used $19.0 million of the net proceeds from our initial public offering for the acquisitions of VST Technologies, Inc., Impleo Limited and the intellectual property of El Gato Software, LLC and Multimedia Technology Center. In addition, we used $4.3 million to pay off VST’s outstanding line of credit and the remaining $15.8 million for the purchase of equipment and funding of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our annual stockholders’ meeting on May 30, 2002.

(b) Not applicable.

(c) The matters voted on at the annual stockholders’ meeting and the tabulation of votes are as follows:

i. Election of the following to the Board of Directors:

	VOTES
	FOR	WITHHELD
Addison M. Fischer	11,888,571	49,323
Anthony A. Ibarguen	11,887,681	50,213
Hatim Tyabji	11,887,725	50,169

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTDISK CORPORATION

By:	/s/ MICHAEL S. BATTAGLIA
Michael S. Battaglia President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter J. Quinn
Peter J. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2002

Exhibit Index

Exhibit Number	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.