Form 10-Q
period 2002-09-30
SMARTDISK CORP
filed 2002-11-15
CIK 1058959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

      (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(239) 436-2500
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Securities Exchange Act of 1934). Yes ☐ No ☒.

As of October 31, 2002, there were 17,783,890 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SMARTDISK CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SMARTDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,862	$14,517
Restricted cash	2,107	—
Accounts and notes receivable, net	3,978	4,924
Inventories	6,687	8,332
Prepaid expenses and other current assets	1,744	920

Total current assets	17,378	28,693
Property and equipment, net	1,179	1,869
Goodwill and other intangible assets, net	156	5,344
Deposits and other assets	201	172

TOTAL ASSETS	$18,914	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,286	$6,585
Bank line of credit	—	76
Income taxes payable	262	662
Other accrued liabilities	2,371	2,850

Total current liabilities	8,919	10,173
Deferred income taxes and other	—	791
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 17,884 issued and 17,784 outstanding at September 30, 2002; 17,851 issued and 17,751 outstanding at December 31, 2001	18	18
Capital in excess of par value	146,752	146,716
Treasury stock, 100 shares at September 30, 2002 and December 31, 2001, at cost	(99)	(99)
Accumulated other comprehensive loss	(52)	(634)
Notes receivable from officers/employees	(295)	(299)
Unearned compensation	—	(3)
Accumulated deficit	(136,329)	(120,585)

Total stockholders’ equity	9,995	25,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,914	$36,078

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales, net	$10,336	$17,323	$31,042	$54,363
Research and development revenue	—	—	—	100
Royalty income and license fees	23	—	23	797

Total revenues	10,359	17,323	31,065	55,260
Cost of revenues:
Cost of product sales	8,261	12,039	24,236	39,445

Inventory write-downs	—	1,794	4,803	2,250

Total cost of revenues	8,261	13,833	29,039	41,695
Gross profit	2,098	3,490	2,026	13,565
Operating expenses:
Research and development	382	1,461	1,796	5,818
Sales and marketing	1,004	2,794	3,910	7,098
General and administrative	1,077	2,439	5,846	7,272
Amortization and depreciation	372	8,108	3,195	24,460
Impairment of goodwill and other intangible assets	—	42,003	2,729	42,003
Business restructuring charges	—	—	841	—
Facility closing costs	—	1,173	—	1,673

Total operating expenses	2,835	57,978	18,317	88,324

Operating loss	(737)	(54,488)	(16,291)	(74,759)
Gain (loss) on foreign exchange	79	(207)	(471)	192
Interest and other income (expense), net	(18)	410	5	704

Net loss before income taxes	(676)	(54,285)	(16,757)	(73,863)

Income tax benefit	4	3,022	1,013	6,035

Net loss	$(672)	$(51,263)	$(15,744)	$(67,828)

Loss per share – basic and diluted	$(0.04)	$(2.91)	$(0.89)	$(3.88)

Weighted average shares used to compute loss per share – basic and diluted	17,772	17,623	17,751	17,499

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(15,744)	$(67,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,195	24,460
Impairment of goodwill and other intangible assets	2,729	42,003
Provision for uncollectible accounts, sales returns and other credits	3,328	1,222
Provision for inventory write-downs	4,803	2,250
Deferred income taxes	(791)	(6,551)
Other	520	203
Changes in assets and liabilities:
Accounts and notes receivable	(2,382)	(1,553)
Inventories	(3,158)	5,554
Prepaid expenses and other current assets	(824)	884
Deposits and other assets	(29)	48
Accounts payable	(300)	(3,111)
Income taxes payable	(399)	(240)
Deferred revenue	—	(725)
Other accrued liabilities	(481)	913

Net cash used in operating activities	(9,533)	(2,471)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(59)	(804)
Cash paid for intellectual property	—	(250)
(Increase) decrease in restricted cash	(2,107)	1,671
Purchases of short-term investments	—	(5,600)
Sales and maturities of short-term investments	—	6,007

Net cash (used in) provided by investing activities	(2,166)	1,024
Cash flows from financing activities:
Net repayments under lines of credit	(76)	(1,070)
Collections on notes receivable from officers/employees	3	34
Proceeds from exercise of stock options	11	207
Proceeds from stock issued under ESPP	1	88
Purchase of treasury stock	—	(5)

Net cash used in financing activities	(61)	(746)
Effect of exchange rate fluctuations on cash	105	(101)

Decrease in cash and cash equivalents	(11,655)	(2,294)
Cash and cash equivalents at beginning of period	14,517	12,833

Cash and cash equivalents at end of period	$2,862	$10,539

See accompanying notes to condensed consolidated financial statements.

SMARTDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for SmartDisk Corporation (“SmartDisk” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on previously reported net loss or stockholders’ equity. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The Company has incurred net losses on a quarterly basis since the first quarter of 2000. The Company had cash and cash equivalents of approximately $14.5 million, $9.2 million, $4.4 million and $2.9 million as of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The Company has minimal financial resources, and its cash flow from operating activities continues to be insufficient to meet its operating needs. The Company’s operating losses and working capital requirements continue to adversely affect cash flow. In the event of a continued decrease in revenue and cash flow from accounts receivable is reduced further or interrupted by slow collections, irrespective of the success of its restructuring, the Company will likely be unable to meet its operating requirements through the end of fiscal 2002. These liquidity problems, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern without raising additional capital. Such additional capital, if required, may not be available to the Company or may be available on terms that may be unacceptable to the Company.

In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in demand for its products and the competitive environment in which it operates. The restructuring plan included an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of operating and other expenditures. The Company has filed a registration statement to raise additional capital through a rights offering. Once the registration statement is declared effective, the Company intends to distribute to its existing shareholders rights to purchase shares of the Company’s common stock. The

Company intends to use the net proceeds from the rights offering for general working capital purposes and to improve its liquidity. The Company’s ability to continue as a going concern depends upon on the success of its restructuring and cost containment measures and its ability to successfully complete the rights offering. These consolidated financial statements do not include any adjustments related to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

The unaudited interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The balance sheet data as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

Note 2.    Restricted Cash

Restricted cash as September 30, 2002 was composed of cash collateralized with the Company’s bankers to guarantee payment of outstanding commercial and standby letters of credit.

Note 3.    Inventories

Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

	September 30, 2002	December 31, 2001
	(in thousands)
Finished goods	$5,523	$4,869
Raw materials	1,164	3,463

Total inventories	$6,687	$8,332

Note 4.    Net Loss Per Share

For the three months ended September 30, 2002 and 2001, potential common shares totaling 6,300 and 193,596, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2002 and 2001, potential common shares totaling 118,502 and 289,908, respectively, were excluded from the computation of net loss per share because their effect was anti-dilutive. Potential common shares include stock options and shares of non-vested stock.

Note 5.    Comprehensive Loss

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(672)	$(51,263)	$(15,744)	$(67,828)
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	—	(4)	—	(6)
Foreign currency translation adjustment	(233)	303	582	(220)

Total comprehensive loss	$(905)	$(50,964)	$(15,162)	$(68,054)

Note 6.    Business Restructuring

In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in both demand for its products and the competitive environment in which it operates and recorded a restructuring charge of $0.841 million. The restructuring plan included an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of operating and other expenditures, such as advertising, marketing, tradeshows, contract labor and consulting services, recruiting and traveling. Through September 30, 2002, a total of 33 employees have been terminated, which represents an additional 12 employees over and above the restructuring plan total. As of September 30, 2002, employee separation payments amounted to $0.336 million.

The elements of the restructuring costs related to the restructuring plan are as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at September 30, 2002
	(in thousands)
Workforce reduction	$513	$—	$(336)	$177
Facility lease and contract settlement costs	$96	$(46)	$—	$50
Write-down of property and equipment, net	$232	$(232)	$—	$—

Total	$841	$(278)	$(336)	$227

Note 7.    Impairment of Goodwill and Other Intangible Assets

The Company continually evaluates the recoverability of its goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In addition, the Company continually evaluates the recoverability of its other depreciable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows, in thousands:

Balance as of December 31, 2001	$2,482
Impairment loss	(2,482)

Balance as of September 30, 2002	$—

The carrying amount of other intangible assets subject to amortization consist of the following:

	Life	September 30, 2002	December 31, 2001
	(in thousands)
Patents	2-3 yrs.	$8,119	$10,149
Distribution channels	2 yrs.	—	200
Trade names	1-2 yrs.	—	150
Covenants not-to-compete	2 yrs.	—	21,450
Licenses	10 yrs.	240	540

Total other intangible assets		8,359	32,489
Accumulated amortization		(8,203)	(29,627)

Other intangible assets, net		$156	$2,862

Note 8.    Segment Information

During the first quarter of 2002, SmartDisk began reporting its operations as one business segment. Previously, the Company had reported two business segments: personal storage and digital connectivity. The change to a singular business segment was effected to conform to organizational changes made in the management of the Company’s business to more effectively report on the deployment and utilization of its assets. The organizational changes leading to the change in reporting included the closing of the Acton, Massachusetts, facility, which allowed the Company to consolidate previously independent but redundant operations and unify various functions and processes, including, but not limited to sales, marketing, customer and technical support, finance and product development; thereby, allowing the singular presentation of the Company in the marketplace where previously the Company was represented by two distinct companies, SmartDisk Corporation and VST Technologies, Inc. As a result, the previous separation, deployment and utilization of assets no longer occurs. Furthermore, the Company’s management neither evaluates the Company using the previously reported segments nor separately allocates resources to the aforementioned segments.

Note 9.    Facility Closing

On May 31, 2001, the Company announced its intention to close its Acton, Massachusetts facility and move those operations into its Naples, Florida headquarters. In connection with the closing, which was substantially completed as of September 30, 2001, the Company recognized $1.173 million and $1.673 million in expenses during the three and nine months ended September 30, 2001, respectively. Total facility closing expenses comprised of $0.644 million in severance costs, $0.530 million in lease cancellation costs and $0.499 in property and equipment write-downs. The severance costs incurred in association with the closing of the facility related to 20 employees whose positions were eliminated.

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

On June 26, 2000, a party filed a complaint in the Central District Federal Court of the State of California alleging the Company’s infringement of a patent. On November 20, 2000, the Company prevailed in moving the venue for such action from the State of California to the Middle District of Florida. The Company considers this claim to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of September 30, 2002.

On July 26, 2001, a securities class action suit was filed against SmartDisk, the following executive officers and directors: Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of SmartDisk’s initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired SmartDisk securities between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus (“Prospectus”) that contained material misrepresentations and/or omissions. The complaint alleges that the Prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted SmartDisk shares in the initial public offering (“IPO”) in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase SmartDisk shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. This lawsuit is in one of the more than 300 class actions that have been filed against various underwriters, issuers and individuals in the United States District Court for the Southern District of New York. These cases have been consolidated and SmartDisk, together with all or substantially all of the underwriters, issuers and individual defendants in these consolidated class actions, have moved to dismiss all of the consolidated amended complaints, including that directed against SmartDisk, as legally insufficient. All discovery in these consolidated actions has been stayed pending determination of the motions to dismiss. Pursuant to the terms of a tolling agreement, the action has been dismissed without prejudice against each of the individual defendants named in the suit. SmartDisk considers this claim, as it relates to SmartDisk, to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of September 30, 2002.

On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging the Company’s infringement of said parties’ patent relating to local area network capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. SmartDisk has signed a Joint Defense Agreement with the other defendants, and the defendants have filed a dispositive Motion for Summary Judgment. SmartDisk considers this claim, as it relates to SmartDisk, to be wholly without merit and will vigorously defend against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of September 30, 2002.

On May 6, 2002, SmartDisk received a demand from the trustee in the bankruptcy proceeding of MicroAge, Inc., a former customer of the Company’s subsidiary, VST Technologies, Inc. (“VST”), for recovery of approximately $0.505 million that MicroAge, Inc. had paid to VST over the period from January 15, 2000 to April 13, 2000, inclusive. SmartDisk disputes the amount demanded and intends to defend against the demand.

On June 13, 2002, SmartDisk received a letter from counsel to SoftRAID LLC, a former supplier to VST, demanding payment of $0.285 million pursuant to a Software License Agreement with SmartDisk. On July 31, 2002, SoftRAID notified SmartDisk of its intention to arbitrate the dispute pursuant to the arbitration provisions of the Software License Agreement, and the American Arbitration Association commenced administration of this proceeding. Prior to the case being presented before the American Bar Association, the parties reached an agreement on the disputed matter. The cost of the settlement was not material to the Company.

Note 11.    Recent Accounting Pronouncements

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

In accordance with SFAS No. 142, the effect of the accounting change for goodwill amortization is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss:
Reported net loss	$(672)	$(51,263)	$(15,744)	$(67,828)
Goodwill amortization	—	2,427	—	7,279

Adjusted net loss	$(672)	$(48,836)	$(15,744)	$(60,549)

Loss per share—basic and diluted:
Reported loss per share	$(0.04)	$(2.91)	$(0.89)	$(3.88)
Goodwill amortization	—	0.14	—	0.42

Adjusted loss per share	$(0.04)	$(2.77)	$(0.89)	$(3.46)

Shares used in per share computation	17,772	17,623	17,751	17,499

See Note 7 for further discussion regarding the impact of SFAS No. 142 and related impairment charge.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 7 for further discussion regarding the impact of SFAS No. 144 and related impairment charge.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report.

Certain statements in this report on Form 10-Q are forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Terminology such as “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” or other similar words identify forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in press releases, annual or quarterly reports to stockholders, filings with the Securities and Exchange Commission, presentations or otherwise. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. t We believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements included in this document, which are based on information available to us on the date hereof and speak only as of the date hereof. We make no commitment to update or revise any such forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in “Factors That May Affect Future Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission.

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

The Company believes that rapid technology advances, consumer appetites for all things digital, and a worldwide economy increasingly dependent on computers and the Internet have created significant opportunities for SmartDisk. The Company provides consumer electronic devices and software solutions for moving, managing, creating, storing and preserving digital content among digital appliances, PCs and the Internet. The Company’s products include external portable hard disk drives and floppy disk drives for desktop and notebook PCs, external CD-R/W recorders and flash memory card readers. The Company’s products are generally available for both Windows and Macintosh operating systems, allowing the retailers, distributors and original equipment manufacturers (“OEMs”) that market our products to reach a large installed base of potential users.

SmartDisk-branded products are sold through many of the leading consumer electronics and computer retailers in the world as well as through the SmartDisk Web store. In addition, SmartDisk products can be found through distributors, value-added resellers, e-tailers and catalog companies.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2001 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the following to be the Company’s critical accounting policies. That is, they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

The Company recognizes product revenues in accordance with the Securities and Exchange Commission’s (SEC) Statement of Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company recognizes product revenue when title and risk of loss are transferred to customers, which is generally at the time of shipment. Title and risk of loss are transferred when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Accordingly, the Company defers recognition of revenue on shipments to certain customers that have a right of return and have historically returned large amounts of product to the Company until those customers have sold the products. A provision for deferred revenue at period-end is recorded based on the amount of unsold product as reported by the appropriate customers.

In accordance with local customs, title and risk of loss at the Company’s Japanese subsidiary is transferred to the customer upon acceptance of the product by the customer.

The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered the sales price is fixed or determinable and collectibility is reasonably assured.

The Company also records a provision for estimated product returns at the time the related revenue is recognized based on historical return rates. The Company also provides for price protection and other offerings that may occur under programs the Company has with its customers. If market conditions were to decline, the Company may take action to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. In addition, if the Company’s customers redeem a greater amount of incentives than estimated by the Company, additional reductions to revenue may be required.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantive downgrading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due ranging from 3% for current amounts to 100% for amounts more than 90 days past due based on historical experience on a weighted average basis over the prior two years. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

Inventory Reserves

The Company evaluates the need for reserves based on a quarterly review of forecasted demand and market values for its products. Inventory reserves are established to the extent that the cost of the inventory exceeds the estimated market value of the inventory based on assumptions regarding future demand in relation to existing inventory balances and market conditions. Inventory reserves are applied directly to specific items. Short product life cycles are inherent in the high-technology market. Product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of customers and distribution partners, or adverse global economic conditions may materially affect estimates of inventory reserve requirements resulting in additional inventory write-downs.

Results of Operations

During the first quarter of 2002, SmartDisk began reporting its operations as one business segment. Previously, the Company had reported two business segments: personal storage and digital connectivity. The change to a singular business segment was effected to conform to organizational changes made in the management of the Company’s business to more effectively report on the deployment and utilization of its assets. The organizational changes leading to the change in reporting included the closing of the Acton, Massachusetts, facility, which allowed the Company to consolidate previously independent but redundant operations and unify various functions and processes, including, but not limited to sales, marketing, customer and technical support, finance and product development; thereby, allowing the singular presentation of the Company in the marketplace where previously the Company was represented by two distinct companies, namely SmartDisk Corporation and VST Technologies, Inc. As a result, the previous separation, deployment and utilization of assets no longer occurs. Furthermore, the Company’s management neither evaluates the Company using the previously reported segments nor separately allocates resources to the aforementioned segments.

Revenues.    Product revenues include (i) sales of product recognized when title and risk of loss are transferred to customers, which generally occurs at the time of shipment, (ii) sales of product recognized to certain distributors, which had been deferred, following the distributors’ sale of the products and (iii) provisions for estimated product returns and other credits.

Total revenues amounted to $10.359 million for the three months ended September 30, 2002 compared to $17.323 million for the three months ended September 30, 2001. Total revenues amounted to $31.065 million for the nine months ended September 30, 2002 compared to $55.260 million for the nine months ended September 30, 2001.

The decrease in revenues for the three and nine months periods ended September 30, 2002 over the comparable periods in 2001 resulted from a decline in revenue generated from personal storage and digital connectivity products arising from the combined impacts of ongoing weakness in product demand, competitive market and pricing pressures compounded by continued weakness in the worldwide economy and significantly lower royalty income and license fees.

Product revenues from the sale of personal storage products decreased to approximately $6.4 million for the three months ended September 30, 2002 compared to approximately $11.7 million for the three months ended September 30, 2001. Product revenues from the sale of personal storage products decreased to approximately $21.4 million for the nine months ended September 30, 2002 compared to approximately $33.0 million for the nine months ended September 30, 2001.

The decrease in revenues from the sale of personal storage products for the three and nine months ended September 30, 2002 over the comparable periods in 2001 amounting to $5.3 million and $11.6 million, respectively, is attributable to a decline in demand for the Company’s USB- and FireWire-based storage products arising from ongoing weakness in storage product sales and in the selling prices of a number of personal storage products necessary to stimulate product sales. The Company expects the decline in selling prices, with the consequent impact on revenues, to continue.

Product revenues from the sale of digital connectivity products decreased to approximately $4.0 million for the three months ended September 30, 2002 compared to approximately $5.6 million for the three months ended September 30, 2001. Product revenues from the sale of digital connectivity products decreased to approximately $9.7 million for the nine months ended September 30, 2002 compared to approximately $21.3 million for the nine months ended September 30, 2001.

The decrease in revenues from the sale of digital connectivity products for the three and nine months ended September 30, 2002 over the comparable periods in 2001 amounting to $1.6 million and $11.6 million, respectively, is attributable to a decline in sales of FlashPath products to the Company’s OEM partners arising from the decrease in the use of the 3.5-inch floppy drive as a flash memory card interface. The Company expects the decline in sales of FlashPath products to continue as consumers move towards devices with higher transfer speeds resulting in lower revenue from digital connectivity products in 2002 than in 2001. As a result, during the three-month period ended September 30, 2002, the Company announced its decision to discontinue the sale of FlashPath products to OEM partners. Accordingly, the Company expects revenues from the sale of FlashPath products to substantially decrease in the future.

Royalty income and license fees recognized during the three and nine months ended September 30, 2002 consist of royalties earned on several of the Company’s products. Royalty income and license fees recognized during the nine months ended September 30, 2001 consist of fees earned from a license agreement on the Company’s SafeBoot intellectual property. This agreement terminated on June 30, 2001. The Company currently does not have plans to enter into any licensing agreements.

Cost of Sales.    Cost of sales includes the purchased cost of product, packaging, storage, freight, scrap, as well as royalty payments payable on a number of personal storage and digital connectivity products.

Cost of sales decreased to $8.261 million for the three months ended September 30, 2002 compared to $13.833 million for the three months ended September 30, 2001. Cost of sales decreased to $29.039 million for the nine months ended September 30, 2002 compared to $41.695 million for the nine months ended September 30, 2001.

The decrease in cost of sales is due to lower sales volumes of personal storage and digital connectivity products.

Inventory Write-downs.    Inventory write-downs relate to provisions associated with the carrying value of inventory, revaluing of inventory to net realizable or market value and excess and obsolete inventory.

Inventory write-downs for the nine months ended September 30, 2002 increased to $4.803 million compared to $2.250 million for the nine months ended September 30, 2001.

The inventory write-downs of $4.803 million, recorded in the first quarter of 2002, resulted from and comprise (i) a provision of approximately $3.2 million to reduce the carrying value of a number of personal storage and software products necessitated by a decline in product demand resulting from weakness in product sales and a decline in selling prices experienced during the quarter ended March 31, 2002, (ii) a provision of approximately $1.2 million to cover excess and obsolete product and (iii) a provision of approximately $0.4 million to cover inventory issues in connection with the restructuring of the Company’s European facility associated with certain aging legacy storage products. The inventory write-downs of $2.250 million recorded during the nine months ended September 30, 2001 resulted from the necessity to provide for product excess arising from weakness in product sales and obsolescence arising from certain aging legacy storage products.

Gross Profit (Loss).    Gross profit for the three months ended September 30, 2002 was $2.098 million, or 20.3% of total revenues, compared to $3.490 million, or 20.1% of total revenues, for the three months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 was $2.026 million, or a 0.7% of total revenues, compared to $13.565 million, or 24.5% of total revenues, for the nine months ended September 30, 2001.

Excluding the impact of the inventory write-downs, gross profit for the three and nine months ended September 30, 2002 amounted to $2.098, or 20.3% of total revenues, and $6.829 million, or 22.0% of total revenues, respectively, compared to $5.284 million, or 30.5% of total revenue, and $15.815 million, or 28.6% of total revenues, for the three and nine months ended September 30, 2001, respectively.

The decrease in gross profit for the three and nine months ended September 30, 2002 over the comparable periods in 2001 is attributable to the inventory write-downs, the declines in both demand for the Company’s products and selling prices resulting from ongoing weakness in storage product sales and decreasing FlashPath product sales to the Company’s OEM partners. In addition, the impact of the reduction in carrying values of a number of personal storage and software products will adversely affect the gross profit earned on such reduced carrying value products in future reporting periods from an absolute as well as a percentage of total revenues perspective.

Research and Development Expenses.    Research and development expenses consist primarily of salaries and payroll-related expenses for design and development engineers, as well as prototype supplies and contract or professional services.

Research and development expenses decreased to $0.382 million, or 3.7% of total revenues, for the three months ended September 30, 2002 compared to $1.461 million, or 8.4% of total revenues, for the three months ended September 30, 2001. Research and development expenses decreased to $1.796 million, or 5.8% of total revenues, for the nine months ended September 30, 2002 compared to $5.818 million, or 10.5% of total revenues, for the nine months ended September 30, 2001.

The decrease in research and development expenses for the three and nine months ended September 30, 2002 over the comparable periods in 2001 is attributable to cost savings realized following the closing of the Acton, Massachusetts facility, the Company’s business restructuring plan commenced in the quarter ended March 31, 2002 and the move to product outsourcing whereby a third party company provides a turnkey product solution to the Company encompassing both design and manufacturing.

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

Sales and marketing expenses decreased to $1.004 million, or 9.7% of total revenues, for the three months ended September 30, 2002 compared to $2.794 million, or 16.1% of total revenues, for the three months ended September 30, 2001. Sales and marketing expenses decreased to $3.910 million, or 12.6% of total revenues, for the nine months ended September 30, 2002 compared to $7.098 million, or 12.8% of total revenues, for the nine months ended September 30, 2001.

The decrease in sales and marketing expenses for the three and nine months ended September 30, 2002 over the comparable periods in 2001 is attributable to cost savings realized following the closing of the Acton, Massachusetts facility, the Company’s business plan commenced in the quarter ended March 31, 2002 and the consolidation of sales and marketing activities in the U.S. following the Acton facility closure.

General and Administrative Expenses.    General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, human resources, legal and administrative functions, as well as bad debt expense, lease rental expense, utilities, maintenance expenses, taxes, insurance, and legal and accounting professional fees.

General and administrative expenses decreased to $1.077 million, or 10.4% of total revenues, for the three months ended September 30, 2002 compared to $2.439 million, or 14.1% of total revenues, for the three months ended September 30, 2001. General and administrative expenses decreased to $5.846 million, or 18.8% of total revenues, for the nine months ended September 30, 2002 compared to $7.272 million, or 13.2% of total revenues, for the nine months ended September 30, 2001.

The decrease in general and administrative expenses for the three and nine months ended September 30, 2002 over the comparable periods in 2001 is attributable to cost savings realized following the closing of the Acton, Massachusetts facility and the Company’s business restructuring plan commenced in the quarter ended March 31, 2002 offset by an increase in the allowance for doubtful accounts of $0.933 million taken in the quarter ended March 31, 2002 associated with (i) certain aging receivables and (ii) provisions related to the restructuring of the Company’s European facility, as compared to comparable allowances for doubtful accounts amounting to $0.061 million in 2001.

Amortization and Depreciation.    Amortization includes the amortization of the purchase price allocated to the separately identified intangible assets acquired in the acquisitions of VST Technologies, Inc. and Impleo Limited and from El Gato Software LLC and the amortization of other intangible assets, such as patents and licenses. The separately identified intangible assets acquired in the acquisitions of VST Technologies, Inc. and Impleo Limited and from El Gato Software LLC consist of non-compete agreements, distribution channels, trade names, patents, and workforce in place. These intangible assets have lives ranging from one to ten years from the date of acquisition. Depreciation includes the depreciation of property and equipment.

For the three months ended September 30, 2002, amortization and depreciation totaled $0.372 million compared to $8.108 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, amortization and depreciation totaled $3.195 million compared to $24.460 million for the nine months ended September 30, 2001.

The decrease in amortization and depreciation for the three and nine months ended September 30, 2002 over the comparable periods in 2001 is attributable to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets; whereby, starting on January 1, 2002, purchased goodwill is no longer amortized, and the decrease in the carrying amount of the separately identifiable intangible assets associated with the acquisitions of VST Technologies, Inc. and Impleo Limited due to the impairment write-downs recorded in the three months ended September 30, 2001, December 31, 2001, and March 31, 2002, respectively.

Impairment of Goodwill and Other Intangible Assets.    The Company continually evaluates the recoverability of its goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In addition, the Company continually evaluates the recoverability of its other depreciable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Business Restructuring Charges.    In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in both demand for its products and the competitive environment in which it operates and recorded a restructuring charge of $0.841 million. The restructuring plan included an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of operating and other expenditures, such as advertising, marketing, tradeshows, contract labor and consulting services, recruiting and traveling. Through September 30, 2002, a total of 33 employees have been terminated, which represents an additional 12 employees over and above the restructuring plan total. As of September 30, 2002, employee separation payments amounted to $0.336 million. The benefit resulting from the reduction in employees and the curtailment of operating and other expenditures in the Company amounts to 8.4 million on an annual basis.

The elements of the restructuring costs related to the restructuring plan are as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at September 30, 2002
	(in thousands)
Workforce reduction	$513	$—	$(336)	$177
Facility lease and contract settlement costs	$96	$(46)	$—	$50
Write-down of property and equipment, net	$232	$(232)	$—	$—

Total	$841	$(278)	$(336)	$227

Facility Closing Costs.    On May 31, 2001, the announced its intention to close its Acton, Massachusetts facility and move those operations into its Naples, Florida headquarters. This action allowed the Company to consolidate previously independent but redundant operations and unify various functions and processes, including, but not limited to sales, marketing, customer and technical support, finance and product development; thereby, allowing the singular presentation of the Company in the marketplace where previously the Company was represented by two distinct companies, SmartDisk Corporation and VST Technologies, Inc. In connection with the closing, which was substantially completed as of September 30, 2001, the Company recognized $1.173 million and $1.673 million in expenses during the three and nine months ended September 30, 2001, respectively. Total facility closing expenses comprised of $0.644 million in severance costs, $0.530 million in lease cancellation costs and $0.499 million in property and equipment write-downs. The severance costs incurred in association with the closing of the facility related to 20 employees whose positions were eliminated.

Gain (Loss) on Foreign Exchange.    Gain (loss) on foreign currency exchange reflects the remeasurement of transactions denominated in currencies other than the local currency of the U.S., Japanese and European operations.

Gain on foreign exchange for the three months ended September 30, 2002 was $0.079 million compared to a loss of $0.207 million for the three months ended September 30, 2001. Loss on foreign exchange for the nine months ended September 30, 2002 was $0.471 million compared to a gain of $0.192 million for the nine months ended September 30, 2001.

The gain and loss on foreign exchange for the three and nine months ended September 30, 2002, respectively, resulted from the appreciation and depreciation, respectively, of the U.S. dollar vis-à-vis the Japanese yen and British pound arising from trading balances between the Company and its subsidiaries and amongst and between the subsidiaries.

Interest and Other Income (Expense), net.    The primary components of interest and other income or expense are interest earned on cash, cash equivalents and short-term investments and property and equipment write-downs.

Income Tax Benefit.    The Company is subject to tax in Japan, Switzerland, the United Kingdom and the United States. These jurisdictions have different marginal tax rates.

The benefit from income taxes for the three and nine months ended September 30, 2002, was $0.004 million and $1.013 million, respectively, compared to $3.022 million and $6.035 million for the three and nine months ended September 30, 2001, respectively.

The benefit from income taxes for the nine months ended September 30, 2002 resulted from an income tax expense of $0.104 million offset by income tax benefits of $0.791 million resulting from (i) the amortization expense on certain intangible assets related to the VST and Impleo acquisitions of $0.465 million and (ii) the release of estimates for taxes due which are no longer required to be provided for due to the loss position recorded at certain of the Company’s subsidiaries of $0.326 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $2.862 million at September 30, 2002 from $14.517 million at December 31, 2001. Cash and cash equivalents have decreased over each of the last several quarters. The Company has minimal financial resources, and its cash flow from operating activities continues to be insufficient to meet its operating needs. The Company believes that its cash and cash equivalents may not be sufficient to meet its operating requirements through the end of fiscal 2002.

The decrease in cash and cash equivalents of $11.655 million reflected (i) net cash used in operating activities of $9.533 million, (ii) net cash used in investing and financing activities of $2.227 million and (iii) the positive effect of exchange rate fluctuation on cash of $0.105 million.

Net cash used in operating activities was $9.533 million for the nine months ended September 30, 2002 compared to $2.471 million for the nine months ended September 30, 2001.

Net cash used in operating activities of $9.533 million in the nine months ended September 30, 2002 was comprised of (i) the net cash loss, or net loss adjusted for non-cash charges and credits, of $1.960 million and (ii) investment in working capital of $7.573 million.

The investment in working capital of $7.573 million is comprised of (i) an increase in accounts receivable of $2.382 million, resulting from the concentration of sales in the latter part of the reporting period, (ii) an increase in inventory of $3.158 million, resulting from weakness in storage product sales of $1.120 million and increasing product requirements resulting from products introduced in 2002, such as the Company’s FireLite portable hard disk drives product portfolio, film scanners and accessory packs for digital cameras, of $2.038 million, (iii) an increase in prepaid expenses and other current assets, in the normal course of business, of $0.824 million, (iv) a decrease in accounts payable, in the normal course of business, of $0.300 million (v) a decrease in income taxes payable resulting from the release of estimates for taxes due which are no longer required to be provided for due to the loss position recorded at certain of the Company’s subsidiaries of $0.399 million and (vi) a decrease in other accrued liabilities, in the normal course of business, of $0.481 million.

Net cash used in investing activities was $2.166 million for the nine months ended September 30, 2002 compared to net cash provided by investing activities of $1.024 million for the nine months ended September 30, 2001.

The increase in net cash used in investing activities of $3.190 million resulted from an increase in restricted cash of $2.107 million as compared to the release of restricted cash of $1.671 million, the absence of activity in sales and maturities of short-term investments of $6.007 million and in the purchases of short-term investments of $5.600 million and a reduction in fixed asset investment of $0.995 million. The increase in restricted cash of $2.107 million in the nine month period to September 30, 2002 is due to the cash collateralization with the Company’s bankers of commercial and standby letters of credit issued to certain of the Company’s vendors and as a consequence the Company does not have access to the cash collateral for as long as the commercial and standby letters of credit exist.

Net cash used in financing activities was $0.061 million and $0.746 million for the nine months ended September 30, 2002 and 2001, respectively.

The decrease in net cash used in financing activities was primarily due to the repayment and termination of the Company’s lines of credit and reduced proceeds for the exercise of stock options.

At September 30, 2002, the Company had $2.107 million in commercial and standby letters of credit outstanding, which were issued to certain vendors. Commercial letters of credit will be paid by the Company’s bank in accordance with the terms of the letters of credit. Vendors holding standby letters of credit will not draw against the standby letters of credit as long as vendor invoices are paid within established credit terms. As of September 30, 2002, none of the standby letters of credit had been drawn on.

At November 14, 2002, the Company has $1.383 million in commercial and standby letters of credit outstanding, which were issued to certain vendors. Commercial letters of credit will be paid by the Company’s bank in accordance with the terms of the letters of credit. Vendors who hold standby letters of credit will not draw against the standby letters of credit as long as vendor invoices are paid within established credit terms. As of November 14, 2002, none of the standby letters of credit had been drawn on. The commercial and standby letters of credit are cash collateralized with the Company’s bankers, and as a consequence the Company does not have access to the cash collateral for as long as the commercial and standby letters of credit exist.

The Company’s operating losses and working capital requirements continue to adversely affect cash flow. In the event of a continued decrease in revenue and cash flow from accounts receivable is reduced further or interrupted by slow collections, irrespective of the success of its restructuring, the Company will likely be unable to meet its operating requirements through the end of fiscal 2002. These liquidity problems, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern without raising additional capital. Such additional capital, if required, may not be available to the Company or may be available on terms that may be unacceptable to the Company.

The Company has filed a registration statement to raise additional capital through a rights offering. Once the registration statement is declared effective, the Company intends to distribute to its existing shareholders rights to purchase shares of the Company’s common stock. The Company intends to use the net proceeds from the rights offering for general working capital purposes and to improve its liquidity. The Company’s ability to continue as a going concern depends upon on the success of its restructuring and cost containment measures and its ability to successfully complete the rights offering.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually, or more frequently as impairment indicators arise, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We evaluated our intangible assets and believe that all such assets have determinable lives. If SFAS No. 142 had been in effect during the three and six months ended June 30, 2001, the Company’s net loss would have been reduced by approximately $2.4 million, or $0.14 per share and $4.9 million or $0.28 per share, respectively. See Note 7 to the condensed consolidated financial statements for further discussion regarding the impact of this statement and related impairment charge.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 7 to the condensed consolidated financial statements for further discussion regarding the impact of this statement and related impairment charge.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Factors That May Affect Future Results of Operations

The Company’s business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

We may need additional financing to continue to carry on our existing operations through December 31, 2002, and such additional financing may not be available.

We have minimal financial resources and cash flow from operating activities continues to be insufficient to meet our operating needs and other payment obligations. Our cash and cash equivalents have decreased over each of the last several quarters. As of December 31, 2001, we had cash and cash equivalents of $14.517 million, and as of September 30, 2002, we had cash and cash equivalents of $2.862 million. We believe that our cash and cash equivalents and working capital may not be sufficient to meet our operating requirements through the end of fiscal 2002. Our operating losses and working capital requirements continue to adversely affect cash flow. In the event of a continued decrease in revenue and cash flow from accounts receivable is reduced further or interrupted by slow collections, irrespective of the success of our restructuring, we will likely be unable to meet our operating requirements through the end of fiscal 2002. These liquidity problems, amongst others, raise substantial doubt about whether we can continue as a going concern without raising additional capital.

As of September 30, 2002, we had cash-collateralized standby letters of credit of $2.107 million which were issued to certain of our vendors. At November 14, 2002 we had cash-collateralized commercial and standby letters of credit of $1.383 million which were issued to certain of our vendors. We cannot assure you that additional commercial or standby letters of credit will not be required by our vendors and that, if so required, the cash will be available to fund the collateral.

We will likely need additional sources of financing in order to carry on our operations as presently conducted, which considers the implementation of our restructuring plan. Any such financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional financing is not available to us, we will have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions, reducing the scale of our operations, reducing our investment in research and development, and reducing our sales force. However, we cannot assure you that such measures would be successful. Our failure to raise required additional funds or to secure an additional credit facility would adversely affect our ability to:

•	maintain, develop or enhance our product offerings;

•	take advantage of future opportunities;

•	respond to competitive pressures; or

•	continue operations.

If securities are removed from NASDAQ listing, you may have more difficulty purchasing and selling our common stock.

Our securities are currently listed and traded on the NASDAQ National Market. To maintain our listing, we must meet NASDAQ’s continued listing standards, including minimum stockholders’ equity, number of stockholders and bid price. During June and July 2002, we received notice from NASDAQ that we were not in compliance with NASDAQ’s continued listing standards regarding minimum $1.00 bid price and minimum $5.0 million market value of publicly held shares. On September 27, 2002, NASDAQ notified us that because we had not regained compliance with those listing standards, our common stock would be delisted from the NASDAQ National Market at the opening of business on October 7, 2002. On October 3, 2002, we appealed the delisting and requested an oral hearing before a NASDAQ Qualifications Panel to consider our continued listing. The hearing was held on October 31, 2002, at which the NASDAQ staff recommended that our common stock be transferred to the NASDAQ SmallCap Market. As of the date of this report, we met all of the continued listing requirements of the NASDAQ SmallCap Market except for the $1.00 bid price requirement. Upon our transfer to the NASDAQ SmallCap Market, we will have until December 26, 2002, which may be extended for an additional 180-day grace period, to comply with the minimum bid price requirement. If we fail to meet the minimum bid price requirement of the NASDAQ SmallCap Market by that time, our common stock may be delisted from the NASDAQ SmallCap Market. There can be no assurance that we will be in compliance with the continued listing standards in the future. If we are delisted, from the NASDAQ National Market, and if we pay applicable listing fees, our common stock listing may be transferred to the NASDAQ SmallCap Market which may allow us an extended period to regain compliance with the minimum $1.00 bid price requirement. If we are delisted and our common stock listing is not transferred to the NASDAQ SmallCap market, or if we fail to regain compliance with the listing standards during the period provided by NASDAQ once our NASDAQ SmallCap Market listing is accepted, we may not be able to secure listing on other exchanges or quotation systems. As a result, we believe that investors will have significantly less liquidity and more difficulty purchasing and selling shares of our common stock, which could have a material adverse effect on the market price of our common stock.

As a result of our operating losses, decrease of available cash and cash equivalents, and other factors, our auditors have raised substantial doubt about our ability to continue as a going concern.

We have incurred net losses on a quarterly basis since the first quarter of 2000. We had cash and cash equivalents of approximately $14.517 million and $2.862 million as of December 31, 2001 and September 30, 2002, respectively. We have minimal financial resources and our cash flow from operating activities continues to be insufficient to meet our operating needs and other payment obligations. We believe that our cash and cash equivalents and working capital may not be sufficient to meet our operating requirements through the end of fiscal 2002. Our operating losses and working capital requirements continue to adversely affect cash flow. In the event of a continued decrease in revenue and cash flow from accounts receivable is reduced further or interrupted by slow collections, irrespective of the success of our restructuring, we may not be able to meet our operating requirements through the end of fiscal 2002. As a result of these problems, among others, our auditors have raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of recorded asset amounts that might be necessary as a result of this uncertainty. As a result of receiving this opinion from our independent public accountants, we may experience possible adverse effects from our customers, our creditworthiness, or investor confidence, any of which may have a material adverse effect on our business.

Approximately 21% of our revenue is derived from the sale of our FlashPath products and we expect revenues from these products to decline in the future.

To date, a substantial portion of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products will continue to represent a substantial portion of our net revenue through 2002. During the nine months ended September 30, 2002, we derived approximately 21% of our product revenue from the sale of FlashPath products. Sales of these products have been declining for the past four consecutive quarters, which is seriously harming our business. As a result of decreased sales, we announced our decision to discontinue the sale of FlashPath products to OEM partners during the three-month period ended September 30, 2002. We expect the decline in sales of FlashPath products to continue as consumers move towards devices with higher transfer speeds, resulting in lower revenue from digital connectivity products in 2002 than in 2001.

Reduced consumer demand for our FlashPath products and our decision to discontinue sales of FlashPath products to our OEM partners will have a significant impact on our business.

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

We do not have adequate financial resources to invest in new products and introduce them in a timely manner.

We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance products that shorten product life cycles. To be competitive in this demanding market, we must both continue to refine current products so that they remain competitive, and continually design, develop and introduce, in a timely manner, new products that meet the performance and price demands of OEMs and consumers. To date, we have not developed new products to reduce our dependence on FlashPath or USB- and FireWire-based personal storage products. Product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel and strategic relationships, and identify and eliminate design flaws. These development activities require the investment of substantial resources before revenue is derived from product sales. We do not have adequate financial resources to maintain the necessary development activities and we do not expect to have adequate financial resources in the foreseeable future. The failure to release commercially successful new products adversely affects our financial condition, provides competitors a first-to-market opportunity and allows competitors to achieve greater market share. Further, we are not able to recoup research and development expenditures when new products are not widely commercially accepted. If we are unable to develop new products, then we must acquire new products or product technologies. Because of our weak financial position and limited liquidity, we may not have adequate financial resources to acquire new products in the foreseeable future.

A reduction in the use of the 3.5-inch floppy disk drive by consumers and manufacturers is contributing to the decrease in sales of our FlashPath products.

Our current FlashPath products only work in conjunction with the standard 3.5-inch floppy disk drive. While the 3.5-inch floppy disk drive is found today in most personal computers, a number of newer personal computer models do not have this device and new industry standards may emerge that render the 3.5-inch floppy disk drive obsolete. In the future, we will have to rely on our other products and develop or acquire new products that use a different interface between personal computers and digital appliances.

Since our FlashPath products work only in conjunction with the 3.5-inch floppy disk drive, advances in flash memory cards make these products less competitive because of the increased time needed to transfer data using the 3.5-inch floppy disk drive.

Consumer acceptance of our FlashPath products depends upon their ability to transfer quickly information from flash memory cards to personal computers. However, the time needed to transfer information using a 3.5-inch disk drive increases as more data is transferred. As more memory is condensed onto flash memory cards, the time necessary to transfer all of the data from a single card increases. As technological advances make it possible and feasible to produce higher density cards, FlashPath is constrained by the inherent limitations of the 3.5-inch disk drive. Consequently, FlashPath is becoming less attractive to consumers, thus contributing to the decline in our sales.

Our sales of digital connectivity products may also be harmed if a single standard for flash memory cards emerges.

We believe that demand for our flash memory connectivity products is also driven, to a large extent, by the absence of a single standard for flash memory cards. There are currently five major flash memory cards, none of which has emerged as the industry standard. Should one of these cards or a new technology emerge as an industry standard, flash memory card readers could be built into personal computers, eliminating the need for our current flash memory connectivity products.

We may not be able to sell sufficient quantities of our personal storage products to sustain our future growth if PC manufacturers do not adopt IEEE 1394 as a high-speed peripheral interface or if a competing CPU interface displaces or prevents the widespread adoption of IEEE 1394.

A substantial portion of our business depends on the adoption of Institute of Electrical and Electronics Engineering, or IEEE, 1394 technology by personal computer manufacturers. IEEE 1394 is a high-speed computer interface that is replacing Small Computer System Interface, or SCSI, and parallel interfaces. If these manufacturers do not include an IEEE 1394 interface on their personal computers or notebook computers, then we may not be able to sell sufficient quantities of our FireWire personal storage products to support our future growth. FireWire is Apple’s trade name for IEEE 1394. For example, a competing high-speed interface, such as Universal Serial Bus, or USB, 2.0, could emerge as an industry standard, thus limiting the demand for our FireWire technology and related personal storage products.

We may not be able to sell sufficient quantities of our personal storage products to support our business if suppliers of our drives develop native FireWire-based personal storage products that do not require our FireWire conversion technology.

We embed conversion ASICs and integrated software drivers in the hard disk drives we obtain from our suppliers, which enables our FireWire-based personal storage products to be used with FireWire-equipped computers. We license this technology and the firmware from , Texas Instruments and other integrated circuit suppliers. If our suppliers of drives were to develop a native FireWire solution that does not require the conversion ASICs and drivers embedded in our products, then we may not be able to sell sufficient quantities of our FireWire personal storage products to support our business.

We may not be able to develop or maintain the strategic relationships necessary to provide us with the insight we need to develop commercially viable products.

We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance and functionality requirements of flash memory card, personal computer and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with PC manufacturers, such as Apple, and consumer product OEMs, such as Olympus. If we cannot maintain our relationships we may not be able to continue to develop products that are compatible with their personal computers and digital appliances. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products.

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

We may not be able to sustain our relationship with Apple Computer, which would greatly hinder our ability to timely develop products that are compatible with Macintosh operating systems.

Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to develop and timely engineer many of our current products, including our most popular storage products. As a result of this collaborative relationship, we have received approximately 10% of our revenue during fiscal year 2000, approximately 22% of our revenue during fiscal year 2001, and approximately 15% of our revenue during the nine months ended September 30, 2002 from direct sales to Apple users. Moreover, we anticipate that a significant portion of our product revenue will continue to be derived from sales of our Apple compatible products in the near future. If there was a material deterioration of our relationship with Apple, we would not be able to develop timely new technologies that are compatible with Apple’s product road maps, which would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or configured and ordered along with a Macintosh computer. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

A decline in the demand for Apple products would further reduce the market for many of our products.

Our growth depends to a large extent on both our strategic relationship with Apple and demand for Apple products. This dependence is due primarily to the fact that, to date, Apple has been the principal personal computer manufacturer using the FireWire interface technology on which many of our products are based. If a decline in the demand for Apple products occurs or if Apple suffers a material change in its business, the market for many of our products would be negatively impacted.

We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.

Our proprietary technology with respect to 3.5-inch floppy disk drive interfaces and USB and FireWire source codes is critical to our future growth. We rely in part on patent, trade secret, trademark and copyright law to protect our intellectual property. However, the patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we may not receive trademark protection for our “SmartDisk” name. We have filed for trademark registration of “SmartDisk,” but this has not yet been granted. We are aware of a trademark application for the name “SmartDisk” that was filed by another company. Our application could be denied and we could be prohibited from using the “SmartDisk” name. In that event, we would be required to incur substantial costs to establish new name recognition.

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

Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. If our future operating results materially fluctuate or are below the expectations of stock market analysts or investors, our stock price would likely decline. Future fluctuations may result from a variety of factors, including the following:

•	The timing and amount of orders we receive from our customers, which may be tied to seasonal demand for the consumer products manufactured and sold by OEMs;

•	Cancellations or delays of customer product orders, or the loss of a significant customer;

•	Reductions in consumer demand for our customers’ products in general, such as Apple products, or for our products in particular, such as FlashPath;

•	The timing and amount of research and development expenditures;

•	The availability of manufacturing capacity necessary to make our products;

•	General business conditions in our markets in the United States, Japan and Europe, as well as general economic and political conditions;

•	Any new product introductions, or delays in product introductions, by us or by our competitors;

•	Increased costs charged by our suppliers or changes in the delivery or products to us;

•	Increased competition or reductions in the average selling prices that we are able to charge;

•	Fluctuations in the value of foreign currencies, particularly the Japanese yen and British Pound, against the U.S. dollar; and

•	Changes in our product mix as well as possible seasonal demand for our products.

As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to October 31, 2002, the reported last sale price for our common stock ranged from $0.13 to $65.13 per share. On October 31, 2002, the reported last sale price of our common stock was $0.19 per share.

The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

Additional funds raised through the issuance of equity securities may have negative effects on our stockholders.

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

Our arrangements with Fuji Photo USA, Olympus, SanDisk, Sony, Toshiba and others require us to indemnify them for any damages they may suffer if a third party claims that we are violating their intellectual property rights. While, to date, we have not received indemnification claims, there may be future claims. For example, Fuji Photo USA has been named as a co-defendant in the above referenced complaint initiated in California. We have agreed to indemnify Fuji Photo USA with respect to expenses or damages incurred by Fuji Photo USA in connection with this matter. Any indemnification claim may require us to pay substantial damages, which could negatively impact our financial condition.

Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

On July 26, 2001, a securities class action suit was filed against us, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12 (a) (2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of our common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares of our common stock in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. This lawsuit is in one of the more than 300 class actions that have been filed against various underwriters, issuers and individuals in the United States District Court for the Southern District of New York. These cases have been consolidated and we, together with all or substantially all of the underwriters, issuers and individual defendants in these consolidated class actions, have moved to dismiss all of the consolidated amended complaints, including that directed against the us, as legally insufficient. All discovery in these consolidated actions has been stayed pending determination of the motions to dismiss. Pursuant to the terms of a tolling agreement, the action has been dismissed without prejudice against each of the individual defendants named in the suit. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim. Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

During 2001, three additional class action suits were filed against one of the underwriters in our initial public offering, FleetBoston Robertson Stephens, Inc. The suits were also filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. These complaints make similar allegations that the registration statement and prospectus violate section 10(b) of the Exchange Act and Rule 10b-5 as a result of the undisclosed agreements between FleetBoston Robertson Stephens and certain inventors and customers. The complaints seek an undisclosed amount of damages, as well as attorney fees. These cases have been consolidated and we, together with all or substantially all of the underwriters, issuers and individual defendants in these consolidated class actions, have moved to dismiss all of the consolidated amended complaints, including those directed against us, as legally insufficient. All discovery in these consolidated actions has been stayed pending determination of the motions to dismiss.

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

Because most of our sales are to Apple, Ingram Micro, and Sony, the loss of any of these key customers would seriously harm our business.

Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, Ingram Micro or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results in sales to a limited number of customers, which account for a significant portion of our net revenue. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the nine months ended September 30, 2002, Apple accounted for $5.125 million, or approximately 15% of our revenue, Ingram Micro accounted for $5.070 million, or approximately 15% of our revenue, and Sony accounted for $2.849 million, or approximately 9% or our revenue. Our top five customers collectively accounted for approximately 51% of our revenue. We expect sales of our products to a limited number of customers to account for a significant portion of our net revenue during 2002. As a result of the decision to discontinue sales of our FlashPath products to OEM partners we expect sales to Sony to substantially decrease in the future.

Since we sell our products to a limited number of large customers, any pressure on us from these customers to make price concessions would reduce our future gross margins.

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

No OEM or other customer is contractually obligated to purchase products from us. As a result, our customers are free to cancel their orders or stop ordering our products at any time. In addition, even if we are able to demonstrate that our products are superior, OEMs may still choose not to bundle our products with theirs or market and distribute our products on a stand-alone basis. OEMs may also change their business strategies and manufacturing practices, which could cause them to purchase fewer of our products, find other sources for products we currently manufacture, or manufacture these products internally.

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

We have formed strategic relationships with a number of significant industry participants, including Apple, Mitsumi, Olympus, Sony, Toshiba, Toyota Tsusho, Yamaichi and others. We depend upon these corporations to perform key distribution, manufacturing, marketing, and other functions. For example, Mitsumi, Toyota Tsusho and Yamaichi currently manufacture some of our products, while Apple, Olympus and Sony market certain of our products. We expect that these and similar types of relationships will be critical to our business because we intend to continue outsourcing many key operational functions and we do not currently have the resources to perform these functions ourselves.

A portion of our sales and expenses are geographically concentrated in Japan, and, therefore, we could suffer from exchange rate fluctuations and economic and political difficulties.

Approximately 16% and 7% of our revenue for the nine months ended September 30, 2002 was attributable to sales to Japanese and European customers, respectively. We expect sales to Japanese and European customers wilt continue to account for a portion of our total revenue for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. All of our European sales, as well as the related expenses, are denominated in British pounds. Fluctuations in exchange rates between the pound and the U.S. dollar, particularly with respect to European transactions denominated in a currency other than the pound, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries’ accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders’ investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the nine months ended September 30, 2002. These fluctuations resulted in an unrealized foreign currency translation gain of $0.583 million, which is included in accumulated other comprehensive income loss and shown and shown in the equity section of our balance sheet. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

We depend on a limited number of contract and offshore manufacturers, and it may be difficult to find replacement manufacturers if our existing relationships are impaired.

We contract with offshore manufacturers to produce some of our products and our dependence on a limited number of contract manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. For example, Mitsumi and Yamaichi are the sole manufacturers of our FlashPath products and Jess-Link is the sole manufacturer of our hard drive products. If Jess-Link, Mitsumi or Yamaichi terminates production, or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. The lead-time required to qualify a new manufacturer could range from three to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantities of our products from our current or alternative contract manufacturers would cause our sales to decline.

Our dependence on foreign manufacturing and international sales exposes us to difficulties often not encountered by exclusively domestic companies.

Many of our products are manufactured overseas and a significant portion of our revenue is derived from overseas sales. Approximately 23% of our revenue during the nine months ended September 30, 2002 was derived from customers located outside the United States. Our dependence on foreign manufacturers and international sales poses a number of risks, including, but not limited to:

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

Rohm is our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products. In our FlashPath products, the specific function of these integrated circuits is the conversion of digital and analog data. In addition, Texas Instruments is our primary supplier of ASICs for our FireWire products. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as 12 months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

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

We may not he able to integrate the business of companies we acquire and therefore these acquisitions may not provide additional value to our stockholders.

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

If an acquisition is made utilizing our securities, significant dilution to our stockholders and significant acquisition related charges to earnings could occur.

We may incur additional charges in the future resulting from redundancies in product lines, personnel and fixed assets associated with these acquisitions. For instance, on May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This closing allowed us to centralize our operations, sales, marketing and development efforts, improve operational efficiencies and otherwise increase the effectiveness of our business. In connection with the closing, which was substantially completed as of September 30, 2001, the Company recognized $1.173 million and $1.673 million in expenses during the three and nine months ended September 30, 2001, respectively. As a result, we incurred additional costs of $1.173 million during the quarter ended September 30, 2001 associated with employee separation costs, excess facility costs and the disposal of fixed assets. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds, certificates of deposit and money market funds. In general, money market funds and certificates of deposit are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. During the quarter, our investment portfolio included marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

As of September 30, 2002, we did not hold amounts of cash equivalents and short-term investments that were subject to market risk.

We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Exchange Risk.    We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2002. For the nine months ended September 30, 2002, such fluctuations resulted in an unrealized foreign currency translation gain of $0.583 million, which is included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

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

Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, during the nine months ended September 30, 2002, a decrease in the Japanese yen to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.5 million and a decrease in the net loss before income tax of approximately $0.1 million. Further, a decrease in the British pound to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.3 million and a decrease in the net loss before income tax of approximately $0.1 million.

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

Item 4.    Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report, the President and Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

On July 26, 2001, a securities class action suit was filed against us, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of our common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares of our common stock in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. This lawsuit is in one of the more than 300 class actions that have been filed against various underwriters, issuers and individuals in the United States District Court for the Southern District of New York. These cases have been consolidated and we, together with all or substantially all of the underwriters, issuers and individual defendants in these consolidated class actions, have moved to dismiss all of the consolidated amended complaints, including that directed against the us, as legally insufficient. All discovery in these consolidated actions has been stayed pending determination of the motions to dismiss. Pursuant to the terms of a tolling agreement, the action has been dismissed without prejudice against each of the individual defendants named in the suit. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim.

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

On May 6, 2002, we received a demand from the trustee in the bankruptcy proceeding of MicroAge, Inc. one of our subsidiary’s, VST Technologies, Inc. (“VST”), former customers, for recovery of approximately $0.505 million that MicroAge, Inc. had paid to VST over the period from January 15, 2000 to April 13, 2000, inclusive. We dispute the amount demanded and intend to defend against the demand.

On June 13, 2002, we received a letter from counsel to SoftRAID LLC, a former supplier to VST, demanding payment of $0.285 million pursuant to a Software License Agreement with SmartDisk. On July 31, 2002, SoftRAID notified us of its intention to arbitrate the dispute pursuant to the arbitration provisions of the Software License Agreement, and the American Arbitration Association commenced administration of this proceeding. Prior to the case being presented before the American Bar Association, the parties settled the disputed matter. The cost of the settlement was not material to us.

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

(b) Reports on Form 8-K:

Current Report on Form 8-K dated September 27, 2002 regarding the Registrant’s receipt of a Staff Determination Notice from the NASDAQ Listing Qualification Department and the Registrant’s request for a hearing to appeal the NASDAQ Staff Determination to delist the Registrant’s common stock from the NASDAQ National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTDISK CORPORATION

By:	/s/ MICHAEL S. BATTAGLIA
Michael S. Battaglia (Principal Executive Officer) President and Chief Executive Officer

By:	/s/ PETER J. QUINN
Peter J. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2002

CERTIFICATION

I, Michael S. Battaglia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SmartDisk Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Michael S. Battaglia

Michael S. Battaglia
President and Chief Executive Officer

CERTIFICATION

I, Peter J. Quinn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SmartDisk Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Peter J. Quinn

Peter J. Quinn
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.