Form 10-K
period 2002-12-31
SMARTDISK CORP
filed 2003-03-31
CIK 1058959

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

Commission File Number 000-27257

SmartDisk Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0733580
(State of Incorporation)	(I.R.S. Employer Identification No.)
12780 Westlinks Drive
Fort Myers, Florida 33913-8019
(239) 425-4000
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of Common Stock held by nonaffiliates of the registrant (8,601,550 shares) based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Small Cap Market on June 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,408,434. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

      As of February 28, 2003, there were outstanding 17,790,770 shares of registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

      None.

SMARTDISK CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2002

Statement Regarding Forward-Looking Statements

      The statements contained in this report on Form 10-K, as well as our annual report to stockholders, contain forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other forward-looking information that are based on our beliefs as well as assumptions made by us based on information currently available to us. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission.

      All trade names referenced in this report are either trademarks or registered trademarks of their respective holders.

PART I

Item 1.     Business

      We develop, manufacture, and market a range of advanced consumer electronic products and software solutions that are designed to simplify the use of digital products. Our products help users transfer, store, manage, and share digital music, video, pictures, and data. Headquartered in the United States, with operations in Europe and Asia, we sell and support our products worldwide.

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

Solution

      We provide comprehensive devices and software solutions for moving, managing, creating, and storing digital content among digital appliances, personal computers, and the Internet. Our products include external portable hard disk drives and floppy disk drives for desktop and notebook personal computers, external CD read/write recorders, flash memory card readers, scanners, and CD creation software. Our products are generally available for both Windows and Macintosh operating systems, allowing the OEMs and retailers that market our products to reach a large installed base of potential users. Our products are designed to offer the following principal benefits:

      Design. We emphasize innovative product designs that are both attractive and that enhance usability. Our flash memory readers, for example, feature an upright, ergonomic design that allow users to insert and eject media with just one hand. Our FireFly and FireLite portable external hard disk drives feature aesthetically pleasing industrial designs.

      Portability. We place a premium on features that allow users to carry and use our products in a variety of settings. These features include compact designs, no requirement for a power adapter, and no requirement for installed software drivers. We also offer carry cases that protect our products and make them easier to transport.

      Ease of Use. Our products are easy to use and install. Our personal storage systems address the storage needs of today’s consumers: portability, user friendliness, reliability, and seamless integration with computer operating systems. These storage devices also offer our proprietary software that enhances the user’s experience, further differentiating our products from competitors’ offerings.

      Our FlashPath floppy disk adapter and flash media readers allow the consumer to conveniently transfer digital content from a digital camera or other appliance to a personal computer by simply inserting the flash memory card in the reader and copying its contents to the computer. The interface standard supported by our flash media readers eliminates any driver software for most of today’s Windows and Macintosh operating systems. Unlike other products, our flash memory products do not rely upon a digital appliance’s power source to transfer digital data from a flash memory card to a computer. For example, our media readers are powered by the personal computer. This is important because digital appliances, such as digital cameras, consume significant amounts of power and require frequent battery replacement or recharging. Products that use traditional cable interfaces quickly drain power from digital appliances, making those competing products less attractive. Also, consumers find portable products much more convenient to use if those products don’t require batteries or A/ C adapters.

      Our software products allow users to compose slide or video shows and CDs, and play them with or away from a computer, by way of on-screen menus and help guides which enable the user to utilize the software with no formal training.

      Versatility. Our products can be used with a variety of different computer hardware and software. As a result, the same media reader that is used to transfer images from one digital camera to a Microsoft-based computer can be used to transfer images from another digital camera to an Apple computer. Similarly, the same media reader that is used to transfer images may also be used to transfer voice and other digital data from a variety of digital appliances that use the same flash memory card. Our personal storage systems are also compatible with both Windows and Macintosh operating systems.

      Compatibility. We offer storage devices that are compatible with different computer systems. We offer flash memory readers for all of the leading flash media card formats. Our software products support an extensive array of technical standards for audio, data, enhanced music, and video formats for authoring to CDs.

      Quality. We believe that we have a reputation in the industry for producing high quality products. We have invested substantial resources in our product quality and test efforts to assure that our products work reliably across a broad range of configurations.

Business Strategy

      Our strategy is to:

•	bring hardware products quickly to market with innovative solutions that emphasize modern design, portability, and ease of use and that capitalize on our core competencies;

•	introduce and acquire innovative and complementary software products to create, manage, and use multimedia presentations on computers that can be viewed on digital and/or non-digital appliances; and

•	leverage the distributor, retail, and Internet channels of distribution and OEM partners we have established.

      Key elements of this business strategy include:

      Capitalizing on Technology Expertise to Expand Our Product Offerings. We have developed expertise, intellectual property, and core capabilities in digital connectivity, personal storage systems, and software technologies. We continue to capitalize on our technology base, partnerships, and patents to design, develop, and market a broad range of products that enable consumers to use a variety of memory, storage, and rotational media. We are also committed to maintaining media neutrality to enable consumers to transfer, store, create, and share images and data quickly and easily among digital devices. We leverage our considerable software expertise in the areas of image, video, and audio format and management, as well as CD recording formats, to continue to market software applications that simplify the tasks involved in managing, authoring, and publishing digital media.

      Expanding Customer and Industry Relationships. We have formed relationships with a number of leading consumer product companies and other key industry participants. We intend to explore and develop long-term alliances with a diversified base of participants in other consumer electronics segments.

      Promoting Brand Awareness of Our Products. It is critical that we obtain ultimate consumer acceptance of and demand for our products independent of sales that occur in conjunction with OEMs. To this end, we continue to build upon our initial success by promoting the SmartDisk name wherever possible. We are able to benefit from the powerful advertising and promotion of our products by the OEMs while simultaneously building our brand identity. We have developed marketing programs designed to promote our product brands and enhance brand awareness such as product sampling for editorial reviews, tradeshow exhibits, point of sale collateral including counter displays, cards, data sheets, and brochures, and high value consumer promotions including “Free With Purchase” incentives as mail-in rebates. We have expanded distribution channels for our products by promoting direct sales via the Internet using email database marketing programs promoting the SmartDisk web store and by advertising with recognized national retailers with e-commerce web stores and through retailers by increasing the number of retailers that carry our products.

Our Company’s History and Development

      SmartDisk Security Corporation, or SDSC, our predecessor, was incorporated in May 1993. At the time of incorporation, SDSC was 100% beneficially owned by Addison Fischer, the chairman of our board of directors and our principal stockholder. Upon formation, SDSC entered into a manufacturing license agreement with SmartDiskette Limited, or SDL, the indirect owner of our key patents, which was also controlled by Mr. Fischer. Under this agreement, SDL granted SDSC a license to manufacture, distribute and sell diskettes or diskette connectors relating to the fields of data and computer security, validation, and access control.

      From 1993 to 1995, SDSC exploited the licensed technology on its own behalf. However, in 1996 it entered into an operating agreement with Fischer International Systems Corporation, a data security company also controlled by Mr. Fischer, to provide operating services to enhance, manufacture and sell products using this technology. Under this arrangement, SDSC developed SafeBoot, a software product for computer and network security, as well as our initial Smarty and FlashPath products.

      On March 5, 1997 SmartDisk Corporation was incorporated. Its initial name was “Fintos, Inc.” which was changed to “SmartDisk Corporation” in September 1997.

      In January 1998, we entered into an operating agreement with SDSC and Fischer International and commenced operations. Under this operating agreement, SmartDisk and Fischer International agreed to provide operating services to SDSC and to market and develop SafeBoot, Smarty and FlashPath on behalf of SDSC.

      In February 1998, Phoenix House Investments, L.L.C., an investment company controlled by Mr. Fischer, Fischer International and Toshiba entered into a joint venture agreement which detailed a plan of capital contribution, corporate governance and business strategies for SmartDisk. Although we commenced operations in January 1998, it was under this strategic arrangement that we received our first significant capital contributions and became the successor-in-interest to SDSC.

      In May 1998, Mr. Fischer contributed his shares of SDSC to Phoenix House in exchange for limited liability company units. Phoenix House was, for a short time, the sole owner of SDSC. Phoenix House was later converted to a limited partnership.

      Before the significant capital contributions discussed below, all outstanding shares of SmartDisk were owned by employees of, or consultants to, SmartDisk, as a result of the exercise of stock options.

      The joint venture arrangement became effective in May 1998, with the following results:

•	Toshiba purchased 2,487,500 shares of our common stock, representing approximately 23.3% of SmartDisk’s common stock immediately after the purchase, in exchange for approximately $10.0 million, consisting of a cash payment of approximately $5.0 million and the cancellation of a $5.0 million note which evidenced a prior loan made by Toshiba to SmartDisk.

•	Phoenix House purchased 7,350,000 shares of SmartDisk common stock, representing approximately 68.8% of our common stock immediately after the purchase, in exchange for all of the outstanding shares of SDSC.

•	Fischer International purchased 150,000 shares of SmartDisk common stock, representing approximately 1.4% of our common stock immediately after the purchase, in exchange for trademarks it owned relating to SafeBoot, FlashPath, and Smarty.

•	SDSC became a wholly owned subsidiary of SmartDisk.

•	Fischer International, Toshiba, and Phoenix House became SmartDisk’s major stockholders.

      In June 1998, SDSC was merged into SmartDisk and the separate corporate existence of SDSC ended.

      In May 1999, Phoenix House and the other shareholders of SDL exchanged all of their SDL shares for 515,500 shares of SmartDisk common stock. As a result of the exchange, SDL became a wholly owned subsidiary of SmartDisk.

      On March 6, 2000, we completed the acquisition of VST Technologies, Inc., a Delaware corporation, located in Acton, Massachusetts, for approximately $16.4 million in cash, 1,073,490 shares of our common stock and options to acquire 443,248 shares of our common stock. Based in Boston, VST designed, developed, manufactured, and marketed FireWire and USB-based flash memory readers and personal storage solutions for PC and Macintosh-based platforms.

      On April 28, 2000, we completed the acquisition of Impleo Limited, a corporation established under the laws of the United Kingdom, located in Wokingham, England, for approximately $0.2 million in cash and 125,051 shares of our common stock. Impleo, a digital data transfer and storage company, sold products under the Datawise brand including digital connectivity, personal storage, and biometrics security products.

Products

      Our products are designed to easily transfer digital data among digital appliances, personal computers, and the Internet, to store, organize, and manage that digital data, and to create media presentations for display on a personal computer or DVD player.

Personal Storage Systems

      Hard drives. We offer USB 2.0 and FireWire portable external hard drives that operate seamlessly with both Windows and Macintosh operating systems. Both USB and FireWire are standard interfaces for connected peripheral devices to computers. Both standards encompass the communications protocols used between the connected devices and computers, as well as the electrical and physical characteristics of these connections. Most do not require power adapters and all can be connected to or disconnected from a computer without shutting down or restarting the computer. Our newest line of drives, FireLite, a 2.5-inch based portable hard disk drive storage device, has set a new standard for design, size and performance in portable hard drives. The FireLite is palm-sized and weighs less than 6 ounces. This allows users to easily transport the drives in a shirt pocket from the “home office” to the “work office” with all operating systems applications and document files intact.

      We also offer a card bus product for FireWire users so they can plug our FireWire hard drives into notebooks that do not yet have FireWire ports.

      Optical drives. We have implemented design, portability and ease of use features into our FireWire portable CD-read/write drives so they are simple to use, durable and fast. Like our hard drives, they do not require their own power supply and can be connected to and disconnected from the personal computer without requiting the user to shutdown or restart the computer. This is an important benefit for mobile users. The drives support both Windows and Macintosh operating systems.

      Floppy drive products. Our portable external USB floppy disk drives also operate seamlessly with both Windows and Macintosh computers. They address the need of Macintosh users for a floppy capability because Apple no longer includes floppy disk drives in its units. In addition, Windows notebook users represent another growing market for these products.

      Personal storage products accounted for approximately 52%, 62%, and 68% of our total revenue in 2000, 2001, and 2002, respectively.

Digital Connectivity Products

      FlashPath. FlashPath is a solid-state electronic device in the shape of a 3.5-inch floppy diskette that serves as a holder for a flash memory card, the “film” from a digital camera, to transfer images from digital cameras to personal computers. The consumer may then edit the images, add text, graphics or sound, or mail the images over the Internet. FlashPath transfers images from the camera to the personal computer without using cables or peripheral ports and without any hardware installation. Our current FlashPath products transfer images from digital cameras using the SmartMedia, MultiMediaCard, and Memory Stick flash memory cards. A number of manufacturers use these flash cards in their digital cameras, including FujiFilm, Olympus, Panasonic, Sony and Toshiba.

      USB-Based Flash Media Readers. Our USB flash media readers allow convenient transfer of content between a personal computer and all leading flash media cards, including CompactFlash, SmartMedia, MultiMedia Card, Secure Digital and Memory Stick. Attachment of the readers to the PC involves no driver installation in most cases, thanks to our adherence to industry standards for USB “mass storage” devices. A consumer can use these products to quickly transfer data from (and to) an appliance such as a digital camera, digital video camera, cell phone, voice recorder or music player by inserting the appliance’s flash media card in the USB reader and performing normal personal computer copying tasks.

      Digital connectivity products accounted for approximately 46%, 36%, and 32% of our total revenue in 2000, 2001, and 2002, respectively.

Research & Development

Technology

      Since our inception, we have focused our research and development efforts on developing and acquiring products that consumers can use to acquire, store, manage, and view their digital content. We believe these efforts have led us to develop expertise in a number of related technology areas, including flash memory technologies, particularly in interfacing with various formats of flash memory; hard disk interfacing technologies; optical drive interfacing technologies; USB 1.1 and USB 2.0; FireWire (1394A); Windows and Macintosh low and mid-level drivers; image, video, and audio digital formats and transformations; optical image formats (e.g., various CD and DVD logical formats); multimedia authoring; and Windows application programming techniques (particularly involving media management). We have also developed a team and process we believe is adept at matching new technologies with consumer needs and bringing the resultant products to market.

      Digital Connectivity. We have used our knowledge of flash memory, USB, and operating system drivers to provide products that allow consumers to transfer digital content between flash media and Windows and Macintosh computers.

      Personal Storage Systems. Our storage products are compatible with a broad range of computer hardware and software. These include both Windows and Macintosh operating systems and USB and FireWire system technologies. Some of these products are bundled with software applications that include capabilities such as encryption, password protection, boot capability, and drive partitioning.

Research & Development

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

      Tokyo. Our Tokyo team actively assists in the implementation of our product designs, with primary responsibility for applied engineering, production engineering and the supervision of our contract manufacturers. Other activities include quality assurance and the localization/translation of our products for the Japanese market.

      In 2002, 2001, and 2000, our research and development expenses were approximately $2.0 million, $6.7 million, and $8.1 million respectively.

Intellectual Property

      We do not intend to license our proprietary digital connectivity technology to flash memory card manufacturers, consumer product OEMs, or other third parties in the future. We have granted certain USB and FireWire product manufacturers who are competitors a limited, non-exclusive license to include our USB and FireWire drivers in specific products for certain periods. In all cases, these versions of thc USB and FireWire drivers are base level drivers, without the benefit of our complete feature set, which protects the added value of our products. Although we own 11 U.S. patents and approximately 60 foreign patents covering various aspects of our technology, we do not believe that any of this intellectual property is critical to our future success.

      Our FlashPath trademark is registered in the United States and a variety of other countries in which we do business, and we will continue to evaluate the registration of additional trademarks as appropriate.

Sales and Marketing

      Sales. We market and sell our products worldwide to distributors, value-added resellers, retailers, and catalog houses. SmartDisk-branded products are sold through the SmartDisk Web store as well as through the following worldwide channels:

      Distributors: D & H, Ingram Micro, Tech Data, Computer 2000, Navarre, North Amber, and Wynit.

      Retailers: Best Buy, Circuit City, CompUSA, Amazon.com, B & H, Buy.com, Dixon’s, Eckerd, FNAC, Good Guys, J & R, LAOX, Meijer, Micro Center, Ritz Camera, and Staples.

      Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products, and work closely with distributors and retailers.

      Sales to foreign markets are set forth in the notes to our consolidated financial statements.

      Marketing. Our marketing group is responsible for positioning and promoting our brands and products. Our overall marketing objective is to generate brand awareness and demand for our products and applications among our current and potential customers. Our marketing programs consist of sales promotions, public relations, advertising, trade shows, and a corporate Web site to build awareness among consumers and to stimulate demand for both new and existing products. Marketing programs are conducted with retail channel partners to build demand for products at the point-of-sale through product promotions and in-store displays. We participate in co-marketing programs with other companies. Our distribution and reseller channels also provide marketing support.

Operations

      During the fourth quarter of 2001, we completed the assimilation of our Acton, Massachusetts operations into the Naples facility. As part of this transfer, virtually all product manufacturing was transferred to Asia. We now outsource our manufacturing to independent, contracted companies in the Philippines, Japan, and Taiwan. Under our manufacturing arrangements, we receive fully assembled and tested products based upon our proprietary designs and specifications. We select our manufacturers based upon their reputations for quality, their cost structures, their production capacities, and their support of state-of-the-art manufacturing processes and systems. This strategy allows us to focus on our core research, product design, and development capabilities, and to reduce the substantial capital investment required to manufacture our products. We believe that our use of experienced, high-volume manufacturers provides greater manufacturing specialization and expertise, higher levels of flexibility and responsiveness, and faster delivery of product than in-house manufacturing. In addition, we frequently seek the advice of our experienced manufacturers with respect to design changes that reduce manufacturing costs or lead times or increase the manufacturing yields and the quality of our finished products. We order products from these manufacturers on a purchase order basis and our arrangements do not provide exclusivity to either party.

      To ensure that our products manufactured by others meet our standards, our production engineers generally work with our contract manufacturers throughout the production process. We establish product specifications, select the components to be used to produce our products, select the suppliers, and negotiate the prices for key components. We also work with our contract manufacturers to improve process control and product design, and conduct periodic, on-site inspections of our manufacturers. In addition, our production engineers conduct regular review meetings with our manufacturers to discuss sales forecasts and the procurement of long lead-time parts, production capacities, and facilities.

      Other SmartDisk operations functions are procurement, technical support, and order administration.

Customers and Partners

      We have developed, maintained, and continue to explore relationships with industry participants that can assist us in the development of new products, provide us with access to leading edge manufacturing capabilities, and market and distribute our products globally. These relationships include the following:

      Apple. We have worked with Apple as an Apple developer. This relationship has allowed us to focus on new opportunities in the development and engineering of many FireWire and USB systems. We sell products to Apple that, in turn, distributes them to their customers. Most of these sales are made through the Apple Web store.

      Ingram Micro. We use Ingram Micro Inc. as our primary distributor of products in the United States. We also use the IM-Logistics division of Ingram Micro Inc., the largest global wholesale provider of technology and supply chain management, as our fulfillment and logistics provider. While IM-Logistics manages our warehousing, inventory, order management, and transportation processes to help optimize our operations, we intend to bring the fulfillment and logistics function in-house at our new corporate facilities in Fort Myers.

      Toshiba. Toshiba Corporation, a leading electronics company, played a critical role in our early development stage. Toshiba made an equity investment and introduced us to most of the key technical personnel that now constitute our Tokyo-based general management, applied engineering, and production engineering team. Currently, Toshiba provides us with product on an arm’s length price basis.

Competition

      The market for digital connectivity, storage products, multimedia management, and CD creation software is intensely competitive and characterized by rapidly changing technology and consumer preferences. We believe that competition is likely to intensify as a result of increasing demand for digital appliances.

      In the digital accessories and hardware peripherals markets we face competition from numerous providers of cable and other non-cable interfaces, including ports, USB and infrared interfaces, and stand-alone FireWire and USB personal storage devices. There are no competitors known to us that offer a digital connectivity product for flash memory in the 3.5-inch floppy format.

      We believe that important competitive factors in our markets are quality, performance, price, time-to-market introduction, ease of use, reliability, and technical service and support. We believe that we compete favorably with respect to these factors.

      In order for us to compete successfully against current and future competitors, we continue to shorten our time-to-market introduction, incorporate new design and technology features, reduce manufacturing costs, and differentiate our products through effective marketing and advertising.

Employees

      As of February 28, 2003, we had 45 full-time employees working in the United States, Europe and Japan, including 5 employees engaged in research and development, 16 engaged in sales, marketing and customer support, and 24 engaged in general, administrative, and operational activities, which includes certain executive officers, finance, operations and information systems personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Backlog

      Our backlog at December 31, 2002 was approximately $0.8 million compared to approximately $5.7 million at December 31, 2001. The decrease in backlog of approximately $4.9 million resulted from the discontinuance of sales of our FlashPath products to OEM customers. A substantial portion of our backlog is typically scheduled for delivery within 30-60 days. Variations in the size and delivery schedules of purchase orders received by us, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, we believe that backlog cannot be considered a meaningful indicator of future financial results.

Item 2.	Properties

      During January 2003, we announced our plans to relocate our corporate headquarters to a new 27,000 square foot office building and distribution center in Westlinks Business Park, Fort Myers, Florida. We relocated during February 2003. The purpose for the relocation is to consolidate our U.S.-based distribution functions into southwest Florida from a facility in Tennessee and to reduce costs as part of our multi-year effort to reduce our cost structure and improve our financial performance. We believe that this new facility will be adequate to support our operations for the foreseeable future

      During fiscal 2002, our corporate headquarters was located in Naples, Florida where we leased approximately 15,000 square feet of space. Our Japanese subsidiary leases approximately 4,200 square feet of office space in Tokyo, which serves as the headquarters for our Asian manufacturing management and for our Asian sales team. Our subsidiary in the United Kingdom leases approximately 5,900 square feet of office space and approximately 3,300 square feet of warehouse space in Farmborough, England, which serves as the sales and distribution center of our digital connectivity and personal storage products to the European market. We believe that our current facilities are adequate to support our existing operations.

Item 3.	Legal Proceedings

      On June 26, 2000, a complaint was filed in the Central District Federal Court of the State of California by PC Connector Solutions, LLC alleging our infringement of its patent. The plaintiff contends that our floppy disk adapters, “FlashPath” and “Smarty” (which are no longer made by us) infringe its patent. We began to sell the FlashPath products during April 1998 and continue to sell those products currently. We sold Smarty products beginning in April 1998. The plaintiff’s complaint seeks an undisclosed amount of damages, an injunction, and recall as well as attorneys’ fees. The plaintiff’s patent relates to a computer with a floppy diskette drive coupler that is shaped like a floppy disk and that couples to and from an external end user computer peripheral device having an input/output port “normally connectable” or “traditionally connectable” to a “conventional” or “standard” computer input/output port. We believe that the plaintiff amended its patent application claims to add the quoted limiting language after it was unsuccessful in persuading the U.S. Patent and Trademark Office to approve broader claims. We do not believe that we use the claimed technology since our products do not provide the claimed coupling to an external peripheral device, nor to any peripheral device that was normally or traditionally connectable to a conventional or standard computer input/output port as of the October 1988 filing date of the plaintiff’s patent. We do not believe that the flash memory and smart card modules that our FlashPath and former Smarty products couple to a computer are end user peripheral devices that were “normally” or “traditionally” connectable to a “conventional” or “standard” computer input/output port on the back of a computer. On November 20, 2000, we prevailed in moving the venue for such action from the State of California to the Middle District of Florida. During November 2001, prior to any discovery in the litigation, the court granted a Joint Motion to Stay the litigation pending a Request for Reexamination by the U.S. Patent and Trademark Office filed by the patent owner, which has since been lifted. In a November 2002 Reexamination Certificate, the U.S. Patent and Trademark Office confirmed the patentability of all patent claims. Based on the discussion above, and for other reasons, we consider this claim to be wholly without merit. We intend to defend vigorously against this claim.

      On July 26, 2001, a securities class action suit was filed against us, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia, and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of our common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. This lawsuit is one of the more than 300 class actions that have been filed against various underwriters, issuers, and individuals in the United States District Court for the Southern District of New York. These cases have been consolidated and are in the early stages of discovery. Because these claims involve alleged secret agreements between underwriters and their investors and customers that were unknown to us and because of other legal inadequacies in the plaintiff’s allegations, we believe this claim, as it relates to us, to be wholly without merit and we will defend vigorously against such claim. Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

      On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging our infringement of said parties’ patent relating to local area network capabilities. The complaint seeks an undisclosed amount of damages, injunction, and recall, as well as attorney fees. We have signed a joint defense agreement with the other defendants, and the defendants have filed a dispositive Motion for Summary Judgment. During February 2003, the court granted our motion to dismiss the matter.

      On May 6, 2002, we received a demand from the trustee in the bankruptcy proceeding of MicroAge, Inc., one of our former customers, for recovery of approximately $0.505 million that MicroAge, Inc. had paid to us over the period from January 15, 2000 to April 13, 2000, inclusive. Following discussions between the parties, an agreement was reached during February 2003 that resolved the disputed matter. The cost of the settlement was not material to us.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock was quoted in the NASDAQ National Market under the symbol “SMDK” from October 6, 1999 until December 3, 2002 and is now quoted in the NASDAQ SmallCap Market. The following table sets forth the high and low sales prices per share of our common stock on the NASDAQ National Market and the NASDAQ SmallCap Market for the periods indicated.

	High	Low

Year ending December 31, 2003:
First Quarter (through February 28, 2003)	$0.44	$0.28
Year ended December 31, 2002:
Fourth Quarter	$0.92	$0.11
Third Quarter	$0.31	$0.13
Second Quarter	$1.80	$0.25
First Quarter	$3.89	$1.15
Year ended December 31, 2001:
Fourth Quarter	$1.79	$1.10
Third Quarter	$4.18	$1.50
Second Quarter	$4.70	$2.05
First Quarter	$7.31	$2.67

      As of March 18, 2003, there were approximately 165 holders of record of our common stock. However, the majority of shares are held by brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of stockholders represented by these record holders. We believe that there are more than 6,000 beneficial owners of our common stock. On March 18, 2003, the last sale price of our common stock as reported on the NASDAQ SmallCap Market was $0.32 per share.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      During April 2002, we issued to Peter J. Quinn, our Chief Financial Officer, 15,625 shares of common stock at a deemed value of $1.60 per share as a portion of a signing bonus for joining our company. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

      On December 24, 2002, Addison Fischer, Chairman of our Board of Directors, and Phoenix House Investments, LP, an entity controlled by Mr. Fischer, purchased from us an aggregate of 2,552,364.8 shares of our Series A Redeemable Convertible Preferred Stock at a purchase price of $1.00 per share, for gross proceeds of approximately $2.5 million. Each share of Series A Preferred is convertible into shares of common stock at an initial conversion price of $0.32 per share of common stock such that each share of Series A Preferred is initially convertible into 3.125 shares of common stock. However, in no event may any shares of Series A Preferred be converted into shares of common stock unless

•	our stockholders approve the issuance of all shares of common stock issuable upon conversion of the Series A Preferred at a meeting duly called for such purpose; or

•	we obtain permission from NASDAQ to allow such issuance without any limitation on the number of shares of common stock issuable upon conversion of the shares of Series A Preferred.

Immediately upon the satisfaction of any of the conditions listed above, all outstanding shares of Series A Preferred will be converted automatically into the number of shares of common stock into which the shares of Series A Preferred are then convertible as of the date of the satisfaction of such condition. We have agreed with the holders of Series A Preferred that without the consent of a majority in interest of the holders of Series A Preferred, we will not hold a special meeting of stockholders or otherwise seek stockholder approval that would result in mandatory conversion of the common stock. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6.	Selected Financial Data

      The following selected financial data should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this report. Our consolidated statements of operations data set forth below for the years ended December 31, 2002, 2001, and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements which are included elsewhere in this report. The consolidated statement of operations data set forth below for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999, and 1998 have been derived from our audited consolidated financial statements which are not included in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$41,225	$70,161	$96,722	$40,319	$15,323
Cost of revenues	37,538	53,719	74,039	24,820	12,600
Gross profit	3,687	16,442	22,683	15,499	2,723
Operating profit (loss)(1)	(17,107)	(83,089)	(30,044)	1,763	(5,581)
Net income (loss)	(16,486)	(74,604)	(24,238)	958	(5,503)
Earnings (loss) per share — basic(2)	(0.93)	(4.25)	(1.44)	0.09	(0.68)
Earnings (loss) per share — diluted(2)	(0.93)	(4.25)	(1.44)	0.07	(0.68)
Balance Sheet Data (at end of period):
Total assets	17,172	36,078	126,309	63,444	11,136
Long-term debt	—	—	—	—	648
Redeemable common stock	—	—	—	—	9,992
Stockholders’ equity (deficit)	9,226	25,114	100,315	49,787	(6,336)

(1)	Operating loss in 2002, 2001, and 2000 reflects approximately $3.2 million, $25.9 million, and $24.7 million, respectively, in amortization of goodwill and other acquisition related intangible assets recorded in connection with the VST and Impleo acquisitions. In addition, operating loss in 2002 and 2001 reflects approximately $2.7 million and $43.8 million, respectively, of impairment charges to reduce the carrying value of goodwill and other acquisition related intangible assets recorded in connection with the VST and Impleo acquisitions.

(2)	Shares used in computing earnings (loss) per share reflect the retroactive adjustment of outstanding shares related to the mergers of SmartDiskette Limited and SmartDisk Security Corporation into SmartDisk, as well as the one for four reverse stock split completed in August 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition, and Results of Operations

      The following discussion and analysis should be read in conjunction with the Item 6, “Selected Financial Data” and our consolidated financial statements and notes thereto, which are contained elsewhere in this report. Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties and other factors that could cause actual results to differ materially. Such risks and uncertainties are discussed under the caption “Factors That May Affect Future Results of Operations.”

General

      During the first quarter of 2002, we began reporting our operations as one business segment. Previously, we had reported two business segments: personal storage and digital connectivity. Discrete financial information was previously available and reviewed by management to assess operating performance and make decisions regarding the allocation of resources to these segments. The change to a singular business segment was effected to conform to organizational changes made in the management of our business to report more effectively on the deployment and utilization of our assets. The organizational changes leading to the change in reporting included the closing of our Acton, Massachusetts, facility, which allowed us to consolidate previously independent but redundant operations and unify various functions and processes, including sales, marketing, customer and technical support, finance, and product development; thereby, allowing the singular presentation of our company in the marketplace where previously we were represented by two distinct companies, namely SmartDisk Corporation and VST Technologies, Inc. As a result, the previous separation, deployment, and utilization of assets no longer occurs. Furthermore, our management neither evaluates our company using the previously reported segments nor separately allocates resources to the aforementioned segments.

Critical Accounting Policies and Significant Estimates

      The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

      We believe the following to be our critical accounting policies. That is, they are both important to the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

      We recognize product revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. We recognize product revenue when title and risk of loss are transferred to customers, which is generally at the time of shipment. Title and risk of loss are transferred when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. In accordance with local customs, title and risk of loss at our Japanese subsidiary is transferred to the customer upon acceptance of the product by the customer.

      For customers that have a right of return, we record a provision for estimated product returns at the time the related revenue is recognized based on historical return rates. For distributors that have a right of return and who have historically returned large amounts of product, we defer recognition of revenue until those distributors have sold the product. We also provide for price protection and other offerings that may occur under programs we have with our customers. If market conditions were to decline, we may take action to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. In addition, if our customers redeem a greater amount of incentives than estimated by us, additional reductions to revenue may be required.

      We account for the licensing of software in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered the sales price is fixed or determinable and collectibility is reasonably assured.

Allowance for Doubtful Accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantive downgrading of credit scores), we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize provisions for bad debts based on the length of time the receivables are past due. The amount of provision is based on an evaluation of the inherent risk of collectibility at the balance sheet date. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.

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

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

Revenues

      Revenues include sales of product recognized when title and risk of loss are transferred to customers, which generally occurs at the time of shipment and sales of product recognized to certain distributors, which have been deferred previously, following the distributors’ sale of the products, offset by provisions for estimated product returns and other credits, research and development and royalty income and license fees.

      Total revenues amounted to $41.225 million for the year ended December 31, 2002 compared to $70.161 million for the year ended December 31, 2001.

      The decrease in revenues for the year ended December 31, 2002 over the comparable period in 2001 resulted from a decline in revenue generated from personal storage and digital connectivity products arising from the combined impacts of ongoing weakness in product demand, which resulted in a decrease in product sales volume of 20.0%, competitive market and pricing pressures, which resulted in a decrease in average product sales prices of 25.6%, compounded by continued weakness in the worldwide economy and significantly lower royalty income and license fees.

      Product revenues from the sale of personal storage products decreased to approximately $28.2 million for the year ended December 31, 2002 compared to approximately $43.8 million for the year ended December 31, 2001.

      The decrease in revenues from the sale of personal storage products for the year ended December 31, 2002 over the comparable period in 2001 amounting to approximately $15.6 million, is attributable to a decline in demand for our USB- and FireWire-based storage products arising from ongoing weakness in storage product sales and in lower selling prices for a number of personal storage products necessary to stimulate product sales. Accordingly, we realized a decrease in the average sales prices of personal storage products of 52.4%. We expect the decline in selling prices, with the consequent impact on revenues, to continue.

      Product revenues from the sale of digital connectivity products decreased to approximately $13.0 million for the year ended December 31, 2002 compared to approximately $25.4 million for the year ended December 31, 2001.

      The decrease in revenues from the sale of digital connectivity products for the year ended December 31, 2002 over the comparable period in 2001 amounting to approximately $12.4 million is attributable to a decline in sales of FlashPath products to our OEM partners arising from the decrease in the use of the 3.5-inch floppy drive as a flash memory card interface. Specifically, we realized a decrease in sales volume of digital connectivity products of 47.5%. Sales of FlashPath products have declined as consumers moved towards devices with higher transfer speeds resulting in lower revenue from digital connectivity products in 2002 than in 2001. During the three-month period ended September 30, 2002, we announced our decision to discontinue the sale of FlashPath products to OEM partners. Accordingly, we expect revenues from the sale of FlashPath products to substantially decrease in the future.

      Royalty income and license fees recognized during the year ended December 31, 2002 consist of royalties earned on several of our products. Royalty income and license fees recognized during the year ended December 31, 2001 consist of fees earned from a license agreement on our SafeBoot intellectual property. This agreement terminated on June 30, 2001. We currently do not have plans to enter into any licensing agreements.

Cost of Revenues

      Cost of revenues includes the purchased cost of product, packaging, storage, freight, scrap, as well as royalty payments payable on a number of personal storage and digital connectivity products.

      Total cost of revenues amounted to $37.538 million for the year ended December 31, 2002 compared to $53.719 million for the year ended December 31, 2001.

      Cost of product sales decreased to $32.735 million for the year ended December 31, 2002 compared to $50.754 million for the year ended December 31, 2001.

      The decrease in cost of sales is due to lower sales volumes of personal storage and digital connectivity products.

Inventory Write-downs

      Inventory write-downs relate to provisions associated with revaluing inventory to net realizable or market value and excess and obsolete inventory.

      Inventory write-downs for the year ended December 31, 2002 increased to $4.803 million compared to $2.965 million for the year ended December 31, 2001.

      The inventory write-downs of $4.803 million, recorded in the first quarter of 2002, resulted from and comprise (i) a provision of approximately $3.2 million to reduce the carrying value of a number of personal storage and software products necessitated by a decline in product demand resulting from weakness in product sales and a decline in selling prices experienced during the quarter ended March 31, 2002, (ii) a provision of approximately $1.2 million to cover excess and obsolete product and (iii) a provision of approximately $0.4 million to cover inventory issues in connection with the restructuring of our European facility associated with certain aging legacy storage products. The inventory write-downs of $2.965 million recorded during the year ended December 31, 2001 resulted from the necessity to provide for product excess arising from weakness in product sales and obsolescence arising from certain aging legacy storage products.

Gross Profit (Loss)

      Gross profit for the year ended December 31, 2002 was $3.687 million, or 8.9% of total revenues, compared to $16.442 million, or 23.4% of total revenues, for the year ended December 31, 2001.

      Excluding the impact of the inventory write-downs, gross profit for the year ended December 31, 2002 amounted to $8.490 million, or 20.6% of total revenues compared to $19.407 million, or 27.7% of total revenues, for the year ended December 31, 2001.

      The decrease in gross profit for the year ended December 31, 2002 over the comparable period in 2001 is attributable to the inventory write-downs, the declines in both demand for our products and selling prices resulting from ongoing weakness in storage product sales and decreasing FlashPath product sales to our OEM partners. In addition, the impact of the reduction in carrying values of a number of personal storage and software products will adversely affect the gross profit earned on such reduced carrying value products in future reporting periods from an absolute as well as a percentage of total revenues perspective.

Research and Development Expenses

      Research and development expenses consist primarily of salaries and payroll-related expenses for design and development engineers, as well as prototype supplies and contract or professional services.

      Research and development expenses decreased to $2.006 million, or 4.9% of total revenues, for the year ended December 31, 2002 compared to $6.664 million, or 9.5% of total revenues, for the year ended December 31, 2001.

      The decrease in research and development expenses for the year ended December 31, 2002 over the comparable period in 2001 is attributable to $1.568 million in cost savings realized following the closing of the Acton, Massachusetts facility, and $5.096 million associated with our business restructuring plan commenced in the quarter ended March 31, 2002 and the move to product outsourcing whereby a third party provides a turnkey product solution to us encompassing both design and manufacturing.

      Research and development expenses related to personal storage and digital connectivity products were incurred to support the development of new products, such as the FireLite product range, as well as the maintenance and refresh of existing products.

Sales and Marketing Expenses

      Sales and marketing expenses include salaries, benefits, and travel expenses for our sales, marketing, and product management personnel in the United States, Japan, and the United Kingdom. These expenses also include other selling and marketing expenditures for items such as trade shows, advertising, marketing, and other promotional programs.

      Sales and marketing expenses decreased to $4.787 million, or 11.6% of total revenues, for the year ended December 31, 2002 compared to $9.195 million, or 13.1% of total revenues, for the year ended December 31, 2001.

      The decrease in sales and marketing expenses for the year ended December 31, 2002 over the comparable period in 2001 is attributable to $1.604 million in cost savings realized following the closing of the Acton, Massachusetts facility, and $2.804 million associated with our business plan commenced in the quarter ended March 31, 2002 and the consolidation of sales and marketing activities in the U.S. following the Acton facility closure.

General and Administrative Expenses

      General and administrative expenses include the salaries and related expenses of our executive management, finance, information systems, operations, human resources, legal and administrative functions, as well as bad debt expense, lease rental expense, utilities, maintenance expenses, taxes, insurance, and legal and accounting professional fees.

      General and administrative expenses decreased to $7.026 million, or 17.0% of total revenues, for the year ended December 31, 2002 compared to $9.961 million, or 14.2% of total revenues, for the year ended December 31, 2001.

      The decrease in general and administrative expenses for the year ended December 31, 2002 over the comparable period in 2001 is attributable to $1.745 million in cost savings realized following the closing of the Acton, Massachusetts facility and $2.062 million associated with our business restructuring plan commenced in the quarter ended March 31, 2002 offset by an increase in the allowance for doubtful accounts of $0.933 million taken in the quarter ended March 31, 2002 associated with (i) aging of certain receivables and (ii) provisions related to the restructuring of our European facility, as compared to comparable allowances for doubtful accounts amounting to $0.061 million in 2001.

Amortization and Depreciation

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

      For the year ended December 31, 2002, amortization and depreciation totaled $3.405 million compared to $28.240 million for the year ended December 31, 2001.

      The decrease in amortization and depreciation for the year ended December 31, 2002 over the comparable period in 2001 is attributable to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets; whereby, starting on January 1, 2002, purchased goodwill is no longer amortized, and the decrease in the carrying amount of the separately identifiable intangible assets associated with the acquisitions of VST Technologies, Inc. and Impleo Limited due to the impairment write-downs recorded in the three months ended September 30, 2001, December 31, 2001, and March 31, 2002.

Impairment of Goodwill and Other Intangible Assets

      We continually evaluate the recoverability of our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In addition, we continually evaluate the recoverability of our other depreciable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      Under SFAS No. 142, goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, unanticipated competition, and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

      Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, we must then determine whether an impairment loss should be recognized. An impairment loss can only be recognized if the undiscounted cash flows used to test for recoverability are less than the carrying value. If we determine that an impairment loss should be recognized, the impairment measured is based on the difference between the fair value and the carrying value.

      As a result of the significant decline in the operating results and cash flows of personal storage products and European operations, combined with marginal historical operating and cash flow results, we undertook our impairment reviews. Based on impairment reviews performed at March 31, 2002, in relation to the carrying values of goodwill and other intangible assets recorded in connection with the acquisitions of VST Technologies, Inc. and Impleo Limited, as well as a license obtained from SanDisk Corporation to sell FlashPath for the MultiMediaCard, a $2.729 million impairment charge was provided in the three months ended March 31, 2002 to reduce the carrying value of the aforementioned assets to zero. The fair values used in measuring the impairment charge was determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using our best estimates.

Business Restructuring Charges

      In the first quarter of 2002, we began the implementation of a restructuring plan in response to a decline in both demand for our products and the competitive environment in which we operate and recorded a restructuring charge of $0.841 million. The restructuring plan included an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of operating and other expenditures, such as advertising, marketing, tradeshows, contract labor and consulting services, recruiting, and traveling. Through December 31, 2002, a total of 38 employees have been terminated, which represents an additional 17 employees over and above the restructuring plan total. As of December 31, 2002, employee separation payments amounted to $0.389 million. The benefit resulting from the reduction in employees and the curtailment of our operating and other expenditures amounts to $9.962 million on an annual basis. As of December 31, 2002, our restructuring plan was complete.

      The elements of the restructuring costs related to the restructuring plan are as follows:

				Restructuring
				Liability at
	Total	Non-cash	Cash	December 31,
	Charge	Charges	Payments	2002

	(In thousands)
Workforce reduction	$513	$—	$(389)	$124
Facility lease and contract settlement costs	96	(46)	(50)	—
Write-down of property and equipment, net	232	(232)	—	—

Total	$841	$(278)	$(439)	$124

Facility Closing Costs

      On May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This action allowed us to consolidate previously independent but redundant operations and unify various functions and processes, including sales, marketing, customer and technical support, finance, and product development; thereby, allowing the singular presentation of our company in the marketplace where previously we were represented by two distinct companies, SmartDisk Corporation and VST Technologies, Inc. In connection with the closing, which was substantially completed as of September 30, 2001, we recognized $1.673 million in expenses during the year ended December 31, 2001. Total facility closing expenses comprised of $0.644 million in severance costs, $0.530 million in lease cancellation costs and $0.499 million in property and equipment write-downs. The severance costs incurred in association with the closing of the facility related to 20 employees whose positions were eliminated.

Gain (Loss) on Foreign Exchange

      Gain (loss) on foreign currency exchange reflects the remeasurement of transactions denominated in currencies other than the local currency of the U.S., Japanese and European operations.

      Loss on foreign exchange for the year ended December 31, 2002 was $0.475 million compared to a gain of $0.675 million for the year ended December 31, 2001.

      The loss on foreign exchange for the year ended December 31, 2002, resulted from the depreciation of the U.S. dollar vis-a-vis the Japanese yen and British pound arising from trading balances between us and our subsidiaries and amongst and between the subsidiaries.

Interest and Other Income (Expense), net

      The primary components of interest and other income or expense are interest earned on cash, cash equivalents and short-term investments, and property and equipment write-downs.

Income Tax Benefit

      We are subject to tax in Japan, Switzerland, the United Kingdom, and the United States. These jurisdictions have different marginal tax rates.

      The benefit from income taxes for the year ended December 31, 2002, was $1.047 million, compared to $7.075 million for the year ended December 31, 2001.

      The benefit from income taxes for the year ended December 31, 2002 resulted from an income tax expense of $0.104 million offset by income tax benefits of $1.151 million resulting from (i) the amortization expense on certain intangible assets related to the VST and Impleo acquisitions of $0.791 million and (ii) the release of estimates for taxes due which are no longer required to be provided for due to the loss position recorded at certain of our subsidiaries of $0.360 million.

Comparison of Years Ended December 31, 2001 and 2000

Revenues

      Total product revenues amounted to approximately $69.3 million for the year ended December 31, 2001 compared to approximately $94.3 million for the year ended December 31, 2000.

      The decrease in product revenues for the year ended December 31, 2001 over the comparable period in 2000 was attributable to a decline in demand for our products arising from the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface, a decline in demand for expansion bay products due to the redesign of Apple laptop computers, which no longer contain expansion bay capabilities, a continued weakness in the worldwide economy and a decline in research and development revenue.

      Product revenues from the sale of personal storage products decreased to approximately $43.8 million for the year ended December 31, 2001 compared to approximately $49.8 million for the period from March 6, 2000, the date we acquired VST, through December 31, 2000.

      The decrease in revenues from the sale of personal storage products for the year ended December 31, 2001 over the comparable period in 2000 is attributable to a decline in demand for our USB- and FireWire-based products arising from the continued weakness in the worldwide economy, as well as a decline in demand for expansion bay products due to the redesign of Apple laptop computers, which no longer have expansion bay capabilities. In addition we decreased the sale prices of various personal storage products during the year in order to stimulate market demand.

      Product revenues from the sale of digital connectivity products decreased to approximately $25.4 million for the year ended December 31, 2001 compared to approximately $44.5 million for the year ended December 31, 2000.

      The decrease in revenues from the sale of digital connectivity products for the year ended December 31, 2001 over the comparable period in 2000 is attributable to the decline in the use of the 3.5-inch floppy drive as a flash memory card interface, as consumers move toward devices with higher data transfer rates, such as our USB-based flash media readers. In addition, demand for our products declined as a result of the continued weakness in the worldwide economy. Both of these factors are contributing to the decline in our FlashPath products.

      Revenues from research and development agreements amounted to approximately $0.1 million for the year ended December 31, 2001 compared to approximately $1.3 million for the year ended December 31, 2000.

      The decrease in revenue from research and development agreements for the year ended December 31, 2001 over the comparable period in 2000 is attributable to a decline in new research and development agreements during the year. We earned the significant portion of our research and development revenues in 2001 from a research and development agreement, which was completed during the quarter ended June 30, 2001.

      Revenues from license fees and royalty agreements amounted to approximately $0.8 million for the year ended December 31, 2001 compared to approximately $1.1 million for the year ended December 31, 2000.

      The decrease in revenues from license fees and royalty agreements for the year ended December 31, 2001 over the comparable period in 2000 is attributable to the expiration of the license agreement in 2001 and purchase of the SafeBoot intellectual property by the licensee. These revenues represent less than two percent of our total revenues for the year ended December 31, 2001.

Cost of Revenues

      Cost of revenues amounted to approximately $53.7 million for the year ended December 31, 2001 compared to approximately $74.0 million for the year ended December 31, 2000.

      The decrease in cost of revenues for the year ended December 31, 2001 over the comparable period in 2000 is due to lower sales volume of our FlashPath products and certain personal storage products, offset in part by inventory write-downs of aging products of approximately $3.0 million.

      Cost of product sales from the sales of personal storage products decreased to approximately $36.1 million for the year ended December 31, 2001 compared to approximately $43.6 million for the period from March 6, 2000, the date we acquired VST, through December 31, 2000.

      The decrease in cost of product sales from the sales of personal storage products revenues for the year ended December 31, 2001 over the comparable period in 2000 is attributable to the decrease in sales volume of our personal storage products due to a decline in demand, which was offset in part by approximately $2.3 million of inventory write-downs during the year arising from the decrease in demand for certain legacy storage products.

      Cost of product sales from the sales of digital connectivity products decreased to approximately $17.3 million for the year ended December 31, 2001 compared to approximately $30.1 million for the year ended December 31, 2000.

      The decrease in cost of product sales from the sales of digital connectivity products for the year ended December 31, 2001 over the comparable period in 2000 is attributable to the decline in demand for our FlashPath products. In addition, the cost of product sales from the sales of digital connectivity products for 2001 include an inventory write-down of approximately $0.7 million associated with our FlashPath for MultiMedia Card due to our discontinuance of that product.

Gross Profit

      Gross profit for the year ended December 31, 2001 decreased to approximately $16.4 million, or 23% of total revenue, compared to approximately $22.7 million, or 23% of total revenue, for the year ended December 31, 2000.

      The decrease in gross profit for the year ended December 31, 2001 over the comparable period in 2000 is attributable to declines in sales arising from declines in demand for our FlashPath products and various aging personal storage products with declining margins and the decrease in research and development revenue. In addition, we recognized inventory write-downs, associated with our connectivity products and aging legacy storage products, which decreased both the amount of gross profit by approximately $3.0 million and the gross margin percentage from approximately 28% to the reported 23%.

      Gross profit from sales of personal storage products for the year ended December 31, 2001 increased to approximately $7.7 million, or 18% of personal storage revenue, compared to approximately $6.2 million, or 12% of personal storage revenue, for the period from March 6, 2000, the date we acquired VST, through December 31, 2000. This increase is a result of a decrease in inventory write-downs of approximately $2.3 million during fiscal 2001 compared to approximately $7.3 million during fiscal 2000. Excluding the effect of inventory write-downs, the gross profit from personal storage products would have decreased in fiscal 2001 compared to 2000.

      The underlying decrease in gross profit from sales of personal storage products for the year ended December 31, 2001 over the comparable period in 2000 is due to a decline in demand for our storage products and inventory write-downs associated with our aging legacy storage products offset by lower write-downs of inventory in 2001 as compared to 2000.

      Gross profit from sales of digital connectivity products for the year ended December 31, 2001 decreased to approximately $8.1 million, or 32% of digital connectivity revenue, compared to approximately $14.4 million, or 32% of digital connectivity revenue, for the year ended December 31, 2000.

      The decrease in gross profit from sales of digital connectivity products for the year ended December 31, 2001 over the comparable period in 2000 is attributable to a decrease in demand for our FlashPath products resulting from the anticipated decline in the use of the 3.5-inch floppy drive as a flash memory card interface and inventory write-downs of approximately $0.7 million associated with our FlashPath for MultiMedia Card product due to our discontinuance of that product.

Research and Development Expenses

      Research and development expenses decreased to approximately $6.7 million, or 9.5% of total revenues, for the year ended December 31, 2001 compared to approximately $8.1 million, or 8.4% of total revenues, for the year ended December 31, 2000.

      The decrease in research and development expenses for the year ended December 31, 2001 over the comparable period in 2000 is attributable to approximately $0.8 million in cost savings realized due to the closing of our Acton, Massachusetts operation as well as approximately $0.7 million in other actions taken to control or reduce operating expenses.

      Research and development expenses related to our personal storage products were incurred for the development of our new FireFly and FireLite line of hard disk drive products, and our FireWire 8X CD-R/W product. Research and development expenses related to digital connectivity products were incurred to support the development of our USB Flash Media Readers as well as the maintenance of existing products. In addition, research and development expenses were incurred in support of the development of our MVP software product and our DVD authoring products.

Sales and Marketing Expenses

      Sales and marketing expenses increased to approximately $9.2 million, or 13.1% of total revenues, for the year ended December 31, 2001 compared to $6.5 million, or 6.8% of total revenues, for the year ended December 31, 2000.

      The increase in sales and marketing expenses for the year ended December 31, 2001 over the comparable period in 2000 is attributable to an increase in marketing and sales personnel to support the launch of new products and the broadening of our distribution into more traditional consumer electronic and mass retail channels, an increase in advertising and promotional programs in support of our MVP software product and the inclusion of VST’s results for the twelve months ended December 31, 2001 compared to the period from March 6, 2000 to December 31, 2000 in the preceding year. This increase was offset in part by cost savings of approximately $0.7 million in realized due to the closing of our Acton, Massachusetts operation.

General and Administrative Expenses

      General and administrative expenses decreased to approximately $10.0 million, or 14.2% of total revenues, for the year ended December 31, 2001 compared to approximately $10.8 million, or 11.1% of total revenues, for the year ended December 31, 2000.

      The decrease in general and administrative expenses for the year ended December 31, 2001 over the comparable period in 2000 is attributable to (i) the inclusion of VST’s results for the twelve months ended December 31, 2001 compared to the period from March 6, 2000 to December 31, 2000 in the preceding year and (ii) integration expenses associated with the closing of our Acton, Massachusetts facility and the relocation of those operations into our Naples, Florida headquarters offset by approximately $1.1 million in cost savings realized due to the closing of our Acton, Massachusetts operation.

Amortization of Goodwill and Other Acquisition Related Intangible Assets

      As of December 31, 2000, our intangible assets primarily consisted of goodwill and separately identified intangible assets recognized in connection with our acquisitions completed in 2000, which were recorded under the purchase method of accounting. The separately identified intangible assets acquired consist of noncompete agreements, distribution channels, trade names, patents and workforce in place. These intangible assets have lives ranging from one to five years from the date of acquisition. Purchase price not allocated to separately identified intangible assets was allocated to goodwill. Goodwill is amortized over a five-year life from the date of acquisition.

      For the year ended December 31, 2001, amortization of goodwill and other acquisition related intangible assets totaled approximately $25.9 million compared to approximately $24.7 million for the year ended December 31, 2000.

      The increase in amortization of goodwill and other acquisition related intangible assets for the year ended December 31, 2001 over the comparable period in 2000 is attributable to the inclusion of the amortization associated with the acquisition of VST and Impleo for the twelve months ended December 31, 2001 compared to the period from March 6, 2000 to December 31, 2000 for VST and April 28, 2000 to December 31, 2000 for Impleo, which was partially offset by a reduction in fourth quarter amortization due to the recording of an impairment write-down of the goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition.

Impairment of Goodwill and Other Acquisition Related Intangible Assets

      We continually evaluate the recoverability of our long-lived assets, such as goodwill and other acquisition related intangible assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, a significant decline in the stock price for a sustained period, the market capitalization relative to net book value and significant negative industry or economic trends which indicate that this trend may continue for an indefinite period of time. If we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

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

Facility Closing Costs

      On May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This closing allowed us to centralize our operations and marketing and development efforts, improve operational efficiencies and otherwise increase the effectiveness of our business. In connection with this closing, we recognized expenses of approximately $1.7 million during the year ended December 31, 2001. Total closing expenses were comprised of approximately $0.6 million in severance costs recorded as operating expenses, approximately $0.6 million in lease cancellation costs recorded in general and administrative expenses and approximately $0.5 million in property and equipment write-downs recorded in other expenses.

Gain on Foreign Exchange

      Gain on foreign exchange increased to approximately $0.7 million for the year ended December 31, 2001 compared to approximately $0.3 million for the year ended December 31, 2000.

      The increase in gain on foreign exchange for the year ended December 31, 2001 over the comparable period in 2000 is due to the effect of the devaluation of the Japanese yen and the British pound versus the U.S. dollar during the period on the re-measurement of U.S. dollar denominated receivables.

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

      The decrease in interest and other income, net, for the year ended December 31, 2001 over the comparable period in 2000 is due to a reduction in cash, cash equivalents and short-term investments due to cash used during the year and lower interest rates earned on cash, cash equivalents and short-term investments arising from reductions in the Federal Funds Rate established by the Federal Open Market Committee during 2001. In addition, during 2001, we recorded a gain of approximately $0.2 million due to the sale of the SafeBoot intellectual property by the licensee. These items were offset by approximately $0.5 million in property and equipment write-downs associated with the closing of our Acton, Massachusetts facility.

Interest Expense

      Interest expense is incurred on the lines of credit in Japan and the United Kingdom. Interest expense for the year ended December 31, 2001 decreased by approximately $0.1 million compared to the year ended December 31, 2000.

      The decrease in interest expense for the year ended December 31, 2001 over the comparable period in 2000 is attributable to a repayment of a large portion of the bank line of credit in Japan, resulting from a decrease in accounts receivable, which represents the borrowing base for the credit facility.

Income Tax Expense (Benefit)

      We are subject to tax in the United States, Japan, Switzerland and the United Kingdom. These jurisdictions have different marginal tax rates.

      For the year ended December 31, 2001, income tax benefit totaled approximately $7.1 million compared to approximately $4.1 million for the year ended December 31, 2000. The 2001 amount consisted of income tax benefits of approximately $7.7 million primarily resulting from amortization expense on certain intangible assets related to the VST and Impleo acquisitions partially offset by approximately $0.6 million of expense. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, we have a net deferred tax liability of approximately $0.8 million as of December 31, 2001. Based on our limited operating history and the cumulative losses from the most recent three years, a valuation allowance in the full amount of the deferred tax asset is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of December 31, 2001, we had a net operating loss carry forward of approximately $11.8 million for U.S. federal income tax purposes and approximately $1.5 million for United Kingdom income tax purposes.

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $5.637 million at December 31, 2002 from $14.517 million at December 31, 2001. Cash and cash equivalents have decreased over each of the last several quarters. We have minimal financial resources, and our cash flow from operating activities continues to be insufficient to meet our operating needs and other payment obligations.

      The decrease in cash and cash equivalents of $8.880 million reflected (i) net cash used in operating activities of $11.185 million, (ii) net cash used in investing activities of $0.060 million, (iii) net cash provided by financing activities of $2.289 million and (iv) the positive effect of exchange rate fluctuation on cash of $0.076 million.

      Net cash used in operating activities was $11.185 million for the year ended December 31, 2002 compared to $2.924 million for the year ended December 31, 2001.

      Net cash used in operating activities of $11.185 million in the year ended December 31, 2002 was comprised of (i) the net cash loss, or net loss adjusted for non-cash charges and credits, of $1.945 million and (ii) investment in working capital of $9.240 million.

      The investment in working capital of $9.240 million is comprised of (i) an increase in accounts receivable of $2.868 million, resulting from the concentration of sales in the latter part of the reporting period, (ii) an increase in inventory of $1.060 million, resulting from increasing product requirements resulting from products introduced in 2002, such as our FireLite portable hard disk drives product portfolio, and film scanners, (iii) an increase in prepaid expenses and other current assets, in the normal course of business, of $0.873 million, (iv) a decrease in accounts payable, in the normal course of business, of $2.449 million (v) a decrease in income taxes payable resulting from the release of estimates for taxes due which are no longer required to be provided for due to the loss position recorded at certain of our subsidiaries of $0.606 million and (vi) a decrease in other accrued liabilities, in the normal course of business, of $1.455 million.

      Net cash used in investing activities was $0.060 million for the year ended December 31, 2002 compared to net cash provided by investing activities of $6.535 million for the year ended December 31, 2001.

      The increase in net cash used in investing activities of $6.475 million resulted from the release of restricted cash of $1.671 million, the absence of activity in sales and maturities of short-term investments of $11.601 million and in the purchases of short-term investments of $6.500 million and a reduction in the net investment in property and equipment, intangible assets, and intellectual property of $1.077 million.

      Net cash provided by financing activities was $2.289 million for the year ended December 31, 2002 compared to net cash used in financing activities of $1.494 million for the year ended December 31, 2001.

      The increase in net cash provided by financing activities was a result of the net proceeds of $2.358 million from the private placement of our Series A preferred stock as well as the repayment and termination of our lines of credit and reduced proceeds for the exercise of stock options.

      As part of our efforts to improve our liquidity and financial condition, during December 2002, we completed a private placement to Addison Fischer, the Chairman of our Board of Directors, and Phoenix House Investments, LP, an entity controlled by Mr. Fischer, who purchased from us an aggregate of 2,552,364.8 shares of our Series A Redeemable Convertible Preferred Stock for proceeds of approximately $2.55 million gross or $2.36 million net.

      At December 31, 2002, we did not have any commercial letters of credit outstanding. From time to time, we may issue commercial letters of credit to certain vendors that will be paid by our bank in accordance with the terms of the letters of credit. Any commercial letters of credit will be cash collateralized with our bankers, and as a consequence we will not have access to the cash collateral for as long as the commercial letters of credit exist.

      Our cash consumption substantially decreased during the six months ended December 31, 2002 as compared with the six months ended June 30, 2002 as a result of the implementation of our restructuring plan during that period. After giving effect to the December 2002 investment and the implementation of our restructuring plan, and based on our current forecasted operations, we believe that our cash and cash equivalents and working capital will be sufficient to meet our operating requirements through December 31, 2003. Although we expect that our annual rate of cash utilization will continue to decrease during fiscal 2003 as compared with fiscal 2002, we may be required to reduce further our operations or to obtain additional financing if our cash forecast proves inaccurate for any reason, including the following:

•	our revenue fails to meet our forecast and continues to decline;

•	our gross profit fails to meet our forecast and continues to erode;

•	our operating expenses exceed our forecast;

•	cash is required to collateralize letters of credit for issue to vendors or to prepay vendors for the supply of products or services;

•	cash flow from accounts receivable is reduced further or interrupted by slow collections or product returns;

•	procurement of inventory exceeds market demand;

•	purchase orders issued for the procurement of inventory in excess of market demand cannot be cancelled with the consequent negative impact on cash;

•	vendors unilaterally change the payment terms under which they will supply product or services to us; or

•	unanticipated events adversely effect our operations or cash flows.

      In addition, our continued viability beyond December 31, 2003 will depend upon our ability to generate cash from operations or to obtain additional working capital. Such additional capital, if required, may not be available to us or may be available on terms that may be unacceptable to us. These liquidity problems, among others, raise substantial doubt about whether we can continue as a going concern.

Contractual Obligations

      The following table sets forth a summary of our contractual obligations as of December 31, 2002:

		Payments due by period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

	(In thousands)
Long Term Debt Obligations — Redemption of Series A Preferred Stock	$2,552	$—	$2,552	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,126	423	836	803	1,064
Purchase Obligations	—	—	—	—	—

Total	$5,678	$423	$3,388	$803	$1,064

Recent Accounting Pronouncements

      Effective January 1, 2002, we adopted SFAS No. 141, Business Combinations. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. We evaluated our goodwill and other intangibles acquired prior to June 30, 2001 using the SFAS No. 141 criteria. This evaluation did not result in any reclassification between other intangible assets and goodwill at January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our financial position, results of operations, or cash flows, but it will impact the accounting treatment of any future acquisitions.

      Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually, or more frequently as impairment indicators arise, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We evaluated our intangible assets and believe that all such assets have determinable lives. If SFAS No. 142 had been in effect during the three and nine months ended September 30, 2001, our net loss would have been reduced by approximately $2.4 million, or $0.14 per share and approximately $7.3 million, or $0.42 per share, respectively.

      Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. The adoption of SFAS No. 145 did not have a material impact on our financial condition, results of operations, or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our financial condition, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, effective for fiscal years ending after December 15, 2002 with earlier application permitted for entities with a fiscal year ending prior to December 15, 2002. SFAS No. 148 amended the disclosure requirements of SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002. We do not currently have plans to change the fair value method of accounting for our stock-based compensation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve our invested funds while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2002, this would not materially change the fair market value of our portfolio. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including U.S. government and government agency notes, corporate bonds and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. During the six months ended June 30, 2002, our investment portfolio included marketable securities with contractual maturities of less than one year and active secondary or resale markets to ensure portfolio liquidity.

      As of December 31, 2002, we did not hold amounts of cash equivalents and short-term investments that were subject to market risk.

      We do not currently hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes.

      Foreign Exchange Risk. We conduct operations and sell products in several different countries. Some balance sheet accounts of our U.S., Japanese and European operations are denominated in currencies other than the respective local currency and are remeasured to the respective local currency at the end of the accounting period. This remeasurement results in an adjustment to income. Additionally, the balance sheet accounts of our Japanese and European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the Japanese yen and the British pound against the U.S. dollar have occurred in 2002. For the year ended December 31, 2002, such fluctuations resulted in an accumulated unrealized foreign currency translation gain of approximately $0.563 million which is included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

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

      Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the Japanese yen and the British pound, in relation to the U.S. dollar. Most of the revenue and expense items of our Japanese and European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenues when translated into U.S. dollars, operating expenses will also be lower in these circumstances. For example, during the year ended December 31, 2002, a decrease in the Japanese yen to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.7 million and an increase in the net loss before income tax of approximately $0.1 million. Further, a decrease in the British pound to U.S. dollar of 10 percent would have resulted in a decrease in revenues of approximately $0.4 million and a decrease in the net loss before income tax of approximately $0.1 million.

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

Factors That May Affect Future Results of Operations

We may need additional financing to continue to carry on our existing operations beyond December 31, 2003, and such additional financing may not be available.

      We have minimal financial resources and cash flow from operating activities historically has been insufficient to meet our operating needs and other payment obligations. Our cash and cash equivalents have decreased over each of the last several quarters. As of December 31, 2001, we had cash and cash equivalents of $14.5 million, and as of December 31, 2002, we had cash and cash equivalents of $5.6 million. During 2002, we have decreased the rate at which our operations use cash. The following table sets forth our cash used in operating activities and the opening and closing cash balances for each of the last four fiscal quarters (in thousands):

		Cash Used in
Quarter ended	Opening Cash Balance	Operating Activities	Closing Cash Balance

March 31, 2002	$14,517	$5,473	$9,196
June 30, 2002	$9,196	$2,950	$4,409
September 30, 2002	$4,409	$1,110	$2,862
December 31, 2002	$2,862	$1,652	$5,637

      Our cash consumption substantially decreased during the six months ended December 31, 2002 as compared with the six months ended June 30, 2002 as a result of the implementation of our restructuring plan during that period. After giving effect to the December 2002 investment and the implementation of our restructuring plan, and based on our current forecasted operations, we believe that our cash and cash equivalents and working capital will be sufficient to meet our operating requirements through December 31, 2003. Although we expect that our annual rate of cash utilization will continue to decrease during fiscal 2003 as compared with fiscal 2002, we may be required to reduce further our operations or to obtain additional financing if our cash forecast proves inaccurate for any reason, including the following:

•	our revenue fails to meet our forecast and continues to decline;

•	our gross profit fails to meet our forecast and continues to erode;

•	our operating expenses exceed our forecast;

•	cash is required to collateralize letters of credit for issue to vendors or to prepay vendors for the supply of products or services;

•	cash flow from accounts receivable is reduced further or interrupted by slow collections or product returns;

•	procurement of inventory exceeds market demand;

•	purchase orders issued for the procurement of inventory in excess of market demand cannot be cancelled with the consequent negative impact on cash;

•	vendors unilaterally change the payment terms under which they will supply product or services to us; or

•	unanticipated events adversely effect our operations or cash flows.

      In addition, our continued viability beyond December 31, 2003 will depend upon our ability to generate cash from operations or to obtain additional working capital. Such additional capital, if required, may not be available to us or may be available on terms that may be unacceptable to us. These liquidity problems, among others, raise substantial doubt about whether we can continue as a going concern.

      We will likely need additional sources of financing in order to carry on our operations as presently conducted, which considers the implementation of our restructuring plan discussed elsewhere in this report. Any financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional financing is not available to us, we will have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions, reducing the scale of our operations, reducing our investment in research and development, and reducing our sales force. However, we cannot assure you that such measures would be successful. Our failure to raise required additional funds or to secure an additional credit facility would adversely affect our ability to:

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

      Additional funds raised through the issuance of equity securities or securities convertible into our common stock may have the following negative effects on the then current common stockholders:

•	dilution in percentage of ownership in our company; and

•	the rights, preferences, or privileges of the new security holders may be senior to those of the common stockholders.

If our securities are removed from NASDAQ listing, you may have more difficulty purchasing and selling our common stock.

      Our securities are currently listed and traded on the NASDAQ SmallCap Market. To maintain our listing, we must meet NASDAQ’s continued listing standards, including minimum stockholders’ equity, number of stockholders, and bid price. Prior to December 2002, our common stock was listed and traded on the NASDAQ National Market. During June and July 2002, we received notice from NASDAQ that we were not in compliance with NASDAQ’s continued listing standards regarding minimum $1.00 bid price and minimum $5.0 million market value of publicly held shares. On September 27, 2002, NASDAQ notified us that because we had not regained compliance with those listing standards, our common stock would be delisted from the NASDAQ National Market at the opening of business on October 7, 2002. On October 3, 2002, we appealed the delisting and requested an oral hearing before a NASDAQ Qualifications Panel to consider our continued listing. The hearing was held on October 31, 2002, at which the NASDAQ Staff recommended that our common stock be transferred to the NASDAQ SmallCap Market. As of December 4, 2002, NASDAQ transferred our listing to the NASDAQ SmallCap Market. On January 3, 2003, NASDAQ notified us that it had extended to us an additional l80-day grace period, through July 7, 2003, to evidence compliance with the $1.00 bid price requirement. If we fail to meet the minimum bid price requirement of the NASDAQ SmallCap Market by that time, our common stock may be delisted from the NASDAQ SmallCap Market. There can be no assurance that we will comply with the continued listing standards in the future. If we are delisted from the NASDAQ SmallCap Market, we may not be able to secure listing on other exchanges or quotation systems. As a result, we believe that investors will have significantly less liquidity and more difficulty purchasing and selling shares of our common stock, which could have a material adverse effect on the market price of our common stock.

As a result of our operating losses, decrease of available cash and cash equivalents, and other factors, our auditors have raised substantial doubt about our ability to continue as a going concern.

      We have incurred net losses on a quarterly basis since the first quarter of 2000. We had cash and cash equivalents of approximately $5.6 million as of December 31, 2002. We have minimal financial resources, and our cash flow from operating activities continues to be insufficient to meet our operating needs and other payment obligations. After giving effect to the proceeds received from the private placement during December 2002 and the implementation of our restructuring plan, and based on our current forecasted operations, we believe that our cash and cash equivalents and working capital will be sufficient to meet our operating requirements through December 31, 2003. See “Factors That May Affect Future Results of Operations — We may need additional financing to continue to carry on our existing operations beyond December 31, 2003, and such additional financing may not be available.” As a result of these liquidity problems, among others, our auditors have raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of recorded asset amounts that might be necessary as a result of this uncertainty. As a result of receiving this opinion from our independent public accountants, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock. Our ability to continue as a going concern depends upon the success of our restructuring and cost containment measures as well as our ability to improve our liquidity, whether through cash generated by operations or through the issuance of debt or equity securities, such as the sale of securities.

During the year ended December 31, 2002, approximately 21.2% of our revenue was derived from the sale of our FlashPath products, and we expect sales from these products to decline in the future.

      To date, a substantial portion of our revenue has been derived from the sale of only a few major products. While our long-term strategy is to derive revenue from multiple products, we anticipate that the sale of our FlashPath products will not continue to represent a substantial portion of our net revenue through 2003. During the year ended December 31, 2002, we derived approximately 21.2% of our product revenue from the sale of FlashPath products. Sales of these products have been declining for the past five consecutive quarters, which is seriously harming our business. As a result of decreased sales, we announced our decision to discontinue the sale of FlashPath products to OEM partners during the three-month period ended September 30, 2002. We expect the decline in sales of FlashPath products to continue as customers move towards devices with higher transfer speeds, resulting in lower revenue from digital connectivity products in 2002 than in 2001.

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

      We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands, and the rapid introduction of new, higher performance products that shorten product life cycles. To be competitive in this demanding market, we must both continue to refine current products so that they remain competitive, and continually design, develop, and introduce, in a timely manner, new products that meet the performance and price demands of OEMs and consumers. To date, we have not developed new products to reduce our dependence on FlashPath or USB-and FireWire-based personal storage products. Product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel and strategic relationships, and identify and eliminate design flaws. These development activities require the investment of substantial resources before revenue is derived from product sales. We do not have adequate financial resources to maintain the necessary development activities and we do not expect to have adequate financial resources in the foreseeable future. The failure to release commercially successful new products adversely affects our financial condition, provides competitors a first-to-market opportunity and allows competitors to achieve greater market share. Further, we are not able to recoup research and development expenditures when new products are not widely commercially accepted. If we are unable to develop new products, then we must acquire new products or product technologies. Because of our weak financial position and limited liquidity we do not expect to be able to acquire new products in the foreseeable future.

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

      We embed conversion ASICs and integrated software drivers in the hard disk drives we obtain from our suppliers, which enables our FireWire-based personal storage products to be used with FireWire-equipped computers. We license this technology and the firmware from Texas Instruments and other integrated circuit suppliers. If our suppliers of drives were to develop a native FireWire solution that does not require the conversion ASICs and drivers embedded in our products, then we may not be able to sell sufficient quantities of our FireWire personal storage products to support our business.

We may not be able to develop or maintain the strategic relationships necessary to provide us with the insight we need to develop commercially viable products.

      We may not be able to produce commercially viable products if we are unable to anticipate market trends and the price, performance, and functionality requirements of flash memory card, personal computer, and digital appliance manufacturers. We must continue to collaborate closely with our customers, our OEM manufacturers, and our other contract manufacturers to ensure that critical development projects proceed in a coordinated manner. This collaboration is also important because our ability to anticipate trends and plan our product development activities depends to a significant degree upon our continued access to information derived from these strategic relationships. We currently rely on strategic relationships with personal computer manufacturers, such as Apple, and consumer product OEMs, such as Olympus. If we cannot maintain our relationships, we may not be able to continue to develop products that are compatible with their personal computers and digital appliances. If any of our current relationships deteriorates or is terminated, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, we will be hindered in our ability to produce commercially viable products.

      We also maintain relationships with foreign entities. There are inherent difficulties in developing and maintaining relationships with foreign entities. Language and cultural differences often impair relationships, and geographical distance, at times, is also an impediment. If any of our current relationships is impaired, or if we are unable to develop additional strategic relationships in the future, our product development costs would significantly increase and our business would be materially and adversely affected.

We may not be able to sustain our relationship with Apple Computer, which would greatly hinder our ability to timely develop products that are compatible with Macintosh operating systems and would impact on the $6.6 million in revenue earned during year ended December 31, 2002 from direct sales to Apple users.

      Historically, Apple has provided us, as an Apple developer, access to selected product road maps, which has allowed us to develop and engineer timely many of our current products, including our most popular storage products. As a result of this collaborative relationship, we have received approximately 10.0% of our revenue during fiscal year 2000, approximately 22.0% of our revenue during fiscal year 2001, and approximately 16.0% of our revenue during the year ended December 31, 2002 from direct sales to Apple users. Moreover, we anticipate that a significant portion of our product revenue will continue to be derived from sales of our Apple compatible products in the near future. If there was a material deterioration of our relationship with Apple, we would not be able to develop timely new technologies that are compatible with Apple’s product road maps, which would have an adverse effect on our business. Moreover, we currently sell a number of our Apple products through the Apple Web Store, where our products may be sold separately or configured and ordered along with a Macintosh computer. While we do not anticipate any change in this arrangement, Apple is not contractually obligated to offer our products on their website.

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

      Our proprietary technology with respect to 3.5-inch floppy disk drive interfaces and USB and FireWire source codes is critical to our future growth. We rely in part on patent, trade secret, trademark, and copyright law to protect our intellectual property. However, the patents issued to us may not be adequate to protect our proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying our technology, designing around the patents we own or otherwise obtaining and using our products, designs or other information. In addition, we may not receive trademark protection for our “SmartDisk” name. We have filed for trademark registration of the name “SmartDisk,” but this has not yet been granted. We are aware of a trademark application for the name “SmartDisk” that was filed by another company. Our application could be denied and we could be prohibited from using the “SmartDisk” name. In that event, we would be required to incur substantial costs to establish new name recognition.

      We also claim copyright protection for some proprietary software and documentation. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, employees, and consultants, and through other security measures. However, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information and software that we regard as proprietary. Those parties may have substantially greater financial resources than we have, and we may not have the resources available to challenge their use of our proprietary technology. If we fail to adequately protect our intellectual property, it will be easier for our competitors to sell competing products.

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

      Our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. If our future operating results materially fluctuate or are below the expectations of stock market analysts or investors, our stock price would likely decline. Future fluctuations may result from a variety of factors, including the following:

•	The timing and amount of orders we receive from our customers, which may be tied to seasonal demand for the consumer products manufactured and sold by OEMs;

•	Cancellations or delays of customer product orders, or the loss of a significant customer;

•	Reductions in consumer demand for our customers’ products in general, such as Apple products, or for our products in particular, such as FlashPath;

•	The timing and amount of research and development expenditures;

•	The availability of manufacturing capacity necessary to make our products;

•	General business conditions in our markets in the United States, Japan, and Europe, as well as general economic and political conditions;

•	Any new product introductions, or delays in product introductions, by us or by our competitors;

•	Increased costs charged by our suppliers or changes in the delivery or products to us;

•	Increased competition or reductions in the average selling prices that we are able to charge;

•	Fluctuations in the value of foreign currencies, particularly the Japanese yen and British Pound, against the U.S. dollar, and

•	Changes in our product mix as well as possible seasonal demand for our products.

      As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

      The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from October 6, 1999, the date of our IPO, to February 28, 2003, the reported last sale price for our common stock ranged from $0.13 to $65.13 per share. On February 28, 2003, the reported last sale price of our common stock was $0.44 per share.

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

      Our arrangements with Fuji Photo USA, Iomega, SanDisk, Sony, Toshiba, and others require us to indemnify them for any damages they may suffer if a third party claims that we are violating their intellectual property rights. While, to date, we have not received indemnification claims, there may be future claims. For example, Fuji Photo USA has been named as a co-defendant in the above referenced complaint initiated in California. We have agreed to indemnify Fuji Photo USA with respect to expenses or damages incurred by

Fuji Photo USA in connection with this matter. Any indemnification claim may require us to pay substantial damages, which could negatively impact our financial condition.

Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

      On July 26, 2001, a securities class action suit was filed against us, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia, and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of our common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares of our common stock in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to us, to be wholly without merit and we will vigorously defend against such claim. Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

      During 2001, three additional class action suits were filed against one of the underwriters in our initial public offering, FleetBoston Robertson Stephens, Inc. The suits were also filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 6, 1999 and December 6, 2000. These complaints make similar allegations that the registration statement and prospectus violate section 10(b) of the Exchange Act and Rule 10b-5 as a result of the undisclosed agreements between FleetBoston Robertson Stephens and certain inventors and customers. The complaints seek an undisclosed amount of damages, as well as attorney fees. These cases have been consolidated and are in the early stages of discovery. Pursuant to the terms of a tolling agreement, the action has been dismissed without prejudice against each of the individual defendants named in the suit. Because these claims involve alleged secret agreements between underwriters and their investors and customers that were unknown to us and because of other legal inadequacies in the plaintiff’s allegations, we believe this claim, as it relates to us, to be wholly without merit and we will defend vigorously against such claim. Any settlement or claim awarded against us as a result of the securities class action suit filed against us could negatively affect our operating results and financial condition.

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

      Our business will be seriously harmed if we lose any of our significant customers, particularly Apple, Ingram Micro, or Sony, or suffer a substantial reduction in or cancellation of orders from these customers. Our current distribution strategy results in sales to a limited number of customers, which account for a significant portion of our net revenue. Some of our products are sold as stand-alone products by OEMs and, to a lesser extent, are bundled together and sold with systems manufactured by third party OEMs. During the year ended December 31, 2002, Apple accounted for $6.6 million, or approximately 16.0% of our revenue, Ingram Micro accounted for $6.7 million, or approximately 16.3% of our revenue, and Sony accounted for $4.0 million, or approximately 10.0% of our revenue. Our top five customers collectively accounted for approximately 55.0% of our revenue during the same period. We expect sales of our products to a limited number of customers to account for a significant portion of our net revenue during 2003. As a result of our decision to discontinue sales of our Flash Path products to OEM partners, however, we expect sales to Sony to decrease substantially in the future.

Since we sell our products to a limited number of large customers, any pressure on us from these customers to make price concessions would reduce our future gross margins.

      Our reliance on sales to a limited number of large customers may expose us to pressure for price concessions. Because of this reliance and because of our dependence on distributors as a significant distribution channel, we expect that they may seek price concessions from us, which would reduce our average selling prices and our gross margins. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices.

Our customers could stop purchasing our products at any time because we do not have long-term purchase contracts with them.

      No customer is contractually obligated to purchase products from us. As a result, our customers are free to cancel their orders or stop ordering our products at any time. In addition, even if we are able to demonstrate that our products are superior, customers may still choose not to bundle our products with theirs or market and distribute our products on a stand-alone basis. Customers may also change their business strategies and manufacturing practices, which could cause them to purchase fewer of our products, find other sources for products we currently manufacture, or manufacture these products internally.

A new or competing data transfer solution that achieves significant market share or receives significant support from manufacturers would jeopardize our business.

      Our products currently compete with a number of cable and non-cable interfaces between personal computers and digital appliances, including ports, PCMCIA slots, and infrared interfaces, all of which are PC peripheral interfaces. It is possible that one of these competing data transfer solutions, or another existing or new technology, could achieve a significant market presence or become supported by a number of significant flash memory card, personal storage, or digital appliance manufacturers. Regardless of the relative benefits of our products, if a competing product gains significant market share or significant support of flash card manufacturers, this product would likely emerge as the industry standard and thereby achieve a dominant market position that would jeopardize our survival.

We expect to continue outsourcing key operational functions and our ability to do so will be impaired if we are unable to maintain our strategic relationships.

      We have formed strategic relationships with a number of significant industry participants, including Apple, Mitsumi, Toshiba, Toyota Tsusho, Yamaichi, and others. We depend upon these corporations to perform key distribution, manufacturing, marketing, and other functions. For example, Mitsumi, Toyota Tsusho, and Yamaichi currently manufacture some of our products, Toshiba and Apple market certain of our products. We expect that these and similar types of relationships will be critical to our business because we intend to continue outsourcing many key operational functions and we do not currently have the resources to perform these functions ourselves.

A portion of our sales and expenses are geographically concentrated in Japan, and, therefore, we could suffer from exchange rate fluctuations and economic and political difficulties.

      Approximately 16.0% and 9.0% of our revenue for the year ended December 31, 2002 was attributable to sales to Japanese and European customers, respectively. We expect sales to Japanese and European customers will continue to account for a portion of our total revenue for the foreseeable future. All of our Japanese sales, as well as the related expenses, are denominated in Japanese yen. Fluctuations in exchange rates between the yen and the U.S. dollar, particularly with respect to Japanese transactions denominated in a currency other than the yen, could adversely impact our financial results. All of our European sales, as well as the related expenses, are denominated in British pounds. Fluctuations in exchange rates between the pound and the U.S. dollar, particularly with respect to European transactions denominated in a currency other than the pound, could adversely impact our financial results. Some transactions and accounts of our Japanese and European subsidiary are U.S. dollar denominated. Since the foreign subsidiaries’ accounting records are kept in local currency, those U.S. dollar denominated transactions are accounted for using the local currency at the time of the transaction. U.S. dollar denominated accounts are remeasured at the end of the accounting period. This remeasurement results in adjustments to income. In addition, the balance sheet accounts of our foreign subsidiaries are translated to the U.S. dollar for financial reporting purposes and resulting adjustments are made to stockholders equity. The value of the Japanese yen and the British pound may deteriorate against the dollar, which would impair the value of stockholders’ investment in us. Fluctuations in the value of the Japanese yen and the British pound against the dollar have occurred in the year ended December 31, 2002. These fluctuations resulted in a foreign currency translation adjustment to increase stockholders’ equity by approximately $0.563 million as of December 31, 2002, which is included in accumulated and other comprehensive income (loss) and shown in the equity section of our balance sheet. Further, we do not currently hedge against foreign currency exposure. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

We depend on a limited number of contract and offshore manufacturers, and it may be difficult to find replacement manufacturers if our existing relationships are impaired.

      We contract with offshore manufacturers to produce some of our products and our dependence on a limited number of contract manufacturers exposes us to a variety of risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs. For example, Mitsumi and Yamaichi are the sole manufacturers of our FlashPath products and Jess-Link and Mitsumi are the sole manufacturers of our disk drive products. If Jess-Link, Mitsumi or Yamaichi terminates production, or cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. We order products from these manufacturers on a purchase order basis and our arrangements do not provide exclusivity to either party. The lead-time required to qualify a new manufacturer could range from three to six months. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate quantifies of our products from our current or alternative contract manufacturers would cause our sales to decline.

Our dependence on foreign manufacturing and international sales exposes us to difficulties often not encountered by exclusively domestic companies.

      Many of our products are manufactured overseas and a significant portion of our revenue is derived from overseas sales. Approximately 25.0% of our revenue during the year ended December 31, 2002 was derived from customers located outside the United States. Our dependence on foreign manufacturers and international sales poses a number of risks, including the following:

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

      Rohm is our sole provider of application specific integrated circuits, or ASICs, for our FlashPath products. In our FlashPath products, the specific function of these integrated circuits is the conversion of digital and analog data. In addition, Texas Instruments is our primary supplier of ASICs for our FireWire products. Our dependence on a limited number of suppliers and our lack of long-term supply contracts exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries, and poor component quality. Disruption or termination of the supply of components could delay shipments of our products. The lead-time required for orders of some of our components is as much as six months. In addition, the lead-time required to qualify new suppliers for our components is as much as 12 months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our products. This may damage our relationships with current and prospective customers.

Our current and potential competitors have significantly greater resources than we do, and increased competition could harm sales of our products.

      Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, and other resources than we do. As a result, many of our competitors are able to respond more quickly to new or emerging technologies or standards or to changes in customer requirements. Many of our competitors are also able to devote greater resources to the development, promotion, and sale of products, and are able to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share. Any of these factors could have a material adverse effect on our business and operating results.

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

      We continually evaluate potential acquisitions of complementary businesses, products and technologies. We acquired VST in March 2000 and Impleo in April 2000. We may not realize the desired benefits of these transactions or of future transactions and significant under-performance relative to expected results or other factors could materially and adversely affect our financial results. See “Factors That May Affect Future Results of Operations — Our acquisitions have resulted in significant impairment charges.” In order to successfully integrate acquired companies we must, among other things:

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

      We may incur additional charges in the future resulting from redundancies in product lines, personnel, and fixed assets associated with these acquisitions. For instance, on May 31, 2001, we announced our intention to close our Acton, Massachusetts facility and move those operations into our Naples, Florida headquarters. This closing allowed us to centralize our operations and marketing and development efforts, improve operational efficiencies, and otherwise increase the effectiveness of our business. In connection with this closing, which was substantially complete as of September 30, 2001, we recognized $1.173 million and $1.673 million in expenses during the three and nine-month periods ended September 30, 2001, respectively. As a result, we incurred additional costs of $1.173 million during the quarter ended September 30, 2001 associated with employee separation costs, excess facility costs, and the disposal of fixed assets. Acquisitions may also cause us to incur or assume additional liabilities or indebtedness, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have an adverse effect on us. Furthermore, we cannot assure that any products we acquire in connection with any acquisition will gain acceptance in our markets.

Our acquisitions have resulted in significant impairment charges.

      We acquired VST in March 2000 and Impleo in April 2000. We continually evaluate the recoverability of our long-lived assets, such as goodwill and other acquisition related intangible assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, a significant decline in our stock price for a sustained period, the market capitalization relative to net book value, and significant negative industry or economic trends that indicate that this trend may continue for an indefinite period of time. If we determine that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

      Based on our impairment review performed for the quarter ended September 30, 2001, we recorded a $42.0 million impairment charge to reduce goodwill and other acquisition related intangible assets recorded in connection with our acquisition of VST. In addition, based on impairment reviews performed for the quarters ended December 31, 2001 and March 31, 2002, we recorded impairment charges of $1.8 million and

$2.2 million, respectively, to reduce goodwill and other acquisition related intangible assets recorded in connection with our Impleo acquisition.

We could be held liable for product defects, which could require us to pay substantial damages and harm our reputation with our customers.

      Complex products such as ours can contain errors, defects, and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality, or compatibility problems could hinder market acceptance of our products, which could damage our reputation and harm our ability to attract and retain customers. Errors, defects, or bugs could also cause interruption, delays, or a cessation of sales to our customers, and could subject us to warranty claims from our customers. We would have to expend significant capital and resources to remedy these problems. Errors, defects, or bugs could be discovered in our new products after we begin commercial production of them, despite testing by us and our suppliers and customers. This could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers.

Our executive officers and key personnel are critical to our business, and these officers and personnel may not remain with us in the future.

      We depend upon the continuing contributions of our key management, sales, and product development personnel. The loss of any of those personnel could seriously harm us. Although some of our officers are subject to employment agreements, we cannot be sure that we will retain their services. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees.

The chairman of our board of directors may have the ability to control our company.

      On December 24, 2002, Addison Fischer, Chairman of our Board of Directors, and Phoenix House Investments, LP, an entity controlled by Mr. Fischer, purchased from us an aggregate of 2,552,364.8 shares of our Series A Redeemable Convertible Preferred Stock for gross proceeds of approximately $2.5 million. Each share of Series A Preferred is convertible into shares of common stock at an initial conversion price of $0.32 per share of common stock such that each share of Series A Preferred is initially convertible into 3.125 shares of common stock. However, in no event may any shares of Series A Preferred be converted into shares of common stock unless

•	our stockholders approve the issuance of all shares of common stock issuable upon conversion of the Series A Preferred at a meeting duly called for such purpose; or

•	we obtain permission from NASDAQ to allow such issuance without any limitation on the number of shares of common stock issuable upon conversion of the shares of Series A Preferred.

      Immediately upon the satisfaction of any of the conditions listed above, all outstanding shares of Series A Preferred will be converted automatically into the number of shares of common stock into which the shares of Series A Preferred are then convertible as of the date of the satisfaction of such condition. We have agreed with the holders of Series A Preferred that without the consent of a majority in interest of the holders of Series A Preferred, we will not hold a special meeting of stockholders or otherwise seek stockholder approval that would result in mandatory conversion of the common stock.

      The shares of Series A Preferred have the right to that number of votes that is equal to the number of shares of common stock issuable upon any permitted conversion of the Series A Preferred, and vote together with the common stock as if a single class. The holders of Series A Preferred, however, will not be entitled to vote such shares on any matter submitted to the holders of common stock seeking the approval of the issuance of all shares of common stock issuable upon conversion of the shares of Series A Preferred.

      As a result of the private placement during December 2002, and if Mr. Fischer were able to convert all of his shares of Series A Preferred into shares of common stock, Mr. Fischer beneficially owns approximately 55.7% of our outstanding common stock.

      Although we expect that Mr. Fischer and Phoenix House will purchase shares of common stock in our pending rights offering by tendering their shares of Series A Preferred in such offering, Mr. Fischer and Phoenix House will be granted equal rights to purchase additional shares of common stock as all other stockholders in the offering. Rather than tender their shares of Series A Preferred, Mr. Fischer and Phoenix House will have the ability to purchase an additional 7,976,140 shares of common stock in addition to the shares of Series A Preferred currently held by them. Although in such event we would receive additional proceeds from the sale of such shares of common stock, and depending on the extent to which current stockholders exercise their subscription privileges, Mr. Fischer would beneficially own up to approximately 66.2% of our common stock, assuming that Mr. Fischer and Phoenix House had the ability to convert all shares of Series A Preferred held by them. In addition, Mr. Fischer and Phoenix House would retain all of the rights and preferences of the Series A Preferred, including dividend rights, liquidation preferences, and other protective provisions.

      In any event, Mr. Fischer will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a change in control of our company. Our certificate of incorporation does provide, however, that the affirmative vote of 80% of our outstanding stock is required to remove any of our directors, to approve a business combination or certain other transactions between our company and a person or entity that beneficially owns 10% of our voting capital stock, or for our stockholders to amend our bylaws or the anti-takeover provisions of our certificate of incorporation.

After completion of our pending rights offering, we will probably need additional authorized shares of common stock to permit additional public or private offerings of equity securities, and our stockholders may not approve such an increase in our authorized common stock.

      After completion of our pending rights offering, we will have only a limited number of authorized but unissued shares of common stock to permit public or private offerings of equity securities. In addition, until such time as we have sufficient authorized shares of common stock, we may be unable to grant options to purchase shares of our common stock to attract and retain officers, directors, or employees. Specifically, if the pending rights offering is fully subscribed, whether through any combination of basic subscription rights, over subscription rights, or sales to possible new investors, and if Mr. Fischer and Phoenix House purchase shares of common stock for cash in the rights offering, there will be 11,994,628 shares of authorized but unissued shares of common stock available for future issuance of equity securities. Any amendment to our certificate of incorporation to increase the number of authorized shares of common stock will require approval of our board of directors and stockholders. We cannot assure you that our stockholders will approve an amendment to our certificate of incorporation to increase our authorized common stock. Our inability to amend our certificate of incorporation to increase the authorized shares of common stock, or any delay in amending our certificate of incorporation to approve such increase, could impair our ability to raise capital or to attract and retain officers, directors, or employees.

Item 8.	Financial Statements and Supplementary Data

      Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statement, notes, and report are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Position

Addison M. Fischer	54	Chairman of the Board of Directors
Michael S. Battaglia	58	President, Chief Executive Officer, and Director
Peter J. Quinn	46	Chief Financial Officer
Stuart Cox	46	Vice President, Product Development
Yoshiaki Uchida	59	Senior Vice President and General Manager, Asian Operations
John P. Cunningham	65	Director(1)
Anthony A. Ibargüen	43	Director(1)(2)
Emmanuel A. Kampouris	67	Director(1)
Timothy Tomlinson	52	Director(1)(2)

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

      Addison M. Fischer has served as Chairman of the Board of Directors since our inception in 1997. Mr. Fischer has been an investor in numerous emerging technology companies as his principal occupation for at least the past five years. Many of these companies are involved in the fields of computer security and office automation. He also serves on the board of directors of a number of companies, including Fischer International Systems Corporation, a privately held software company which he controls. He was also a longtime board member of and significant investor in RSA Data Security, Inc., a leader in cryptographic software, until its merger in 1996 with RSA Security Inc., which was formerly known as Security Dynamics Technologies, Inc. Mr. Fischer also controls Phoenix House Investments, LP, one of our principal stockholders. In addition, Mr. Fischer was one of the founders of VeriSign, Inc., a publicly held electronic credentials/digital certificate company. Mr. Fischer was a member of committees that set U.S. standards for computer security and electronic commerce. He has addressed the U.S. Congress, by invitation, on several topics, including digital signature standards, proposed FBI digital telephony legislation, and global U.S. competitiveness. Mr. Fischer holds numerous U.S. and international patents, and is a lifetime member of the Association of Former Intelligence Officers.

      Michael S. Battaglia has served as our President and Chief Executive Officer since January 1998 and as a director since October 1998. From May 1995 to December 1998, Mr. Battaglia was President and Chief Executive Officer of Fischer International Systems Corporation, a company controlled by Addison Fischer, our Chairman of the Board of Directors and holder of a majority interest in Phoenix House Investments, LP, one of our principal stockholders. During 1998, Mr. Battaglia also served as an officer of Fischer International. From August 1992 to December 1994, Mr. Battaglia was President of Mosler Inc., a provider of electronic security systems and security equipment. For the 25-year period prior to his tenure at Mosler, Mr. Battaglia held various senior management positions in the computer and information systems industry. He spent most of his professional career at Sperry Corporation in New York City and Philadelphia. Mr. Battaglia also serves on the board of directors of Fischer International, which is privately held.

      Stuart Cox has served as our Vice President, Product Development since March 2001. From August 1999 through February 2001, he served as our Director, Systems and Technology — Audio and Video Products. From January 1995 until joining us, he was Director of Systems Software Development for Motorola. Prior to that, he held a variety of product development positions in the electronics and personal computer industries.

      Peter J. Quinn has served as our Chief Financial Officer since April 2002. Prior to joining our Company, Mr. Quinn served as the Executive Vice President and Chief Financial Officer of Numerex Corp., a

communications technology company headquartered in Atlanta from December 1999 until April 2002. Prior to that time, Mr. Quinn served as the Chief Financial Officer for Uplink Security, Inc., a high technology company that was acquired by Numerex in May 1998. Mr. Quinn also held a number of financial management positions in Ireland before his move to the United States to join Uplink.

      Yoshiaki Uchida has served as our Senior Vice President and General Manager, Asian Operations, since February 2000, and previously served as our Vice President and General Manager, Asian Operations, since November 1998. Prior to that time, Mr. Uchida spent 33 years with Toshiba Corporation in various management positions. He served as Deputy General Manager of Toshiba’s OME manufacturing and development facility, and most recently was Senior Executive Vice President of MediaServe Corporation, a Toshiba affiliate.

      John P. Cunningham has served as a director since February 2003. Mr. Cunningham served as the Executive Vice President, Chief Financial Officer, and Operations Officer of Citrix Systems, Inc. from November 1999 until April 2002. From May 1999 until November 1999, Mr. Cunningham served as the Executive Vice President and Chief Financial Officer of Wang Global. Previously, Mr. Cunningham served as Executive Vice President and Chief Financial Officer of Whirlpool Corporation from 1996 until 1998 and Maytag Corporation from 1993 until 1996. Mr. Cunningham served in various capacities with IBM Corporation from December 1966 to December 1993, including corporate controller. Mr. Cunningham currently serves as a director of Baltimore Technologies, a publicly traded company.

      Anthony A. Ibargüen has served as a director since August 1999. Since January 2002, Mr. Ibargüen has served as a Managing Director with Safeguard Scientifics, Inc., a publicly held leader in identifying, developing and operating technology and business services companies. From December 1999 to October 2001, he served as a President of Professional Services, Managing Director and then Venture Partner with Internet Capital Group, a publicly held technology holding company. From September 1996 through December 1999, Mr. Ibargüen was President of the Americas then President and Chief Operating Officer of Tech Data Corporation, a Fortune 100 distributor of information technology products and services. From August 1993 to August 1996, Mr. Ibargüen was Executive Vice President of Sales and Marketing and Co-Founder of Entex Information Services, Inc., an information technology services company. Mr. Ibargüen is also a director of Alliance Consulting and Kanbay International, both of which are privately held.

      Emmanuel A. Kampouris has served as a director since April 2001 and is currently retired. From 1966 until he retired in December 1999, Mr. Kampouris served in various management positions at American Standard Companies Inc. and its subsidiaries, including Vice President and Group Executive of its International Division, Senior Vice President of the Building Products sector and from 1989 as President and Chief Executive Officer. He also served as Chairman of American Standard’s board of directors from 1993 until he retired at the end of 1999. He serves on the board of Stanley Works Corporation, a manufacturer of tools and home décor products, Horizon Blue Cross and Blue Shield, a provider of healthcare coverage, Alticor Inc, a global direct marketer, CLICK Commerce, a channel management software company, the National Endowment for Democracy, and the Oxford University Council for the School of Management Studies.

      Timothy Tomlinson has served as a director since our inception in 1997. He co-founded Tomlinson Zisko LLP, a law firm, in 1983, and has been a partner there since that time. Since August 2001, Mr. Tomlinson has served as a Managing Director of Tierra del Oro, LLC, a venture capital fund which is affiliated with Zenerji, LLC, an asset management company, for which Mr. Tomlinson has also served as a Managing Director since September 2001. Mr. Tomlinson also serves on the board of directors of a number of privately held companies, including Fischer International where he has served since April 1999 and Portola Packaging, Inc., a plastic packaging company.

Committees of the Board of Directors

      Audit Committee. The audit committee of the board of directors reviews and monitors our corporate financial reporting and our external audit, including, among other things, our internal control structure, the results and scope of the annual audit and other services provided by our independent auditors. During the fiscal year ended December 31, 2002, the audit committee was composed of Messrs. Ibargüen, Kampouris, and Tomlinson. Our board has determined that each of Messrs. Ibarguen, Kampouris, and Tomlinson is “independent” as defined under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The audit committee’s role is to act on behalf of the board of directors in the oversight of all material aspects of our corporate financial reporting and our external audit, including, among other things, our internal control structure, the results and scope of the annual audit, and other services provided by our independent auditors and our compliance with legal requirements that have a significant impact on our financial reports. Although management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls, the audit committee consults with management and our independent auditors regarding the preparation of financial statements and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors. A full description of the audit committee’s primary responsibilities, operating principles, and relationship with internal and external auditors is contained in the Audit Committee Charter that it has adopted, which was attached as an appendix to our 2001 proxy statement.

      Compensation Committee. The compensation committee reviews and makes recommendations to the board regarding all forms of compensation provided to our executive officers and directors and those of our subsidiaries, including stock compensation and loans. During the fiscal year ended December 31, 2002, the compensation committee was composed of Messrs. Ibargüen, Tomlinson, and Tyabji. In addition, the compensation committee reviews and makes recommendations on stock compensation arrangements for all of our employees. The compensation committee also administers our 1998 Employee Stock Option Plan, 1998 Directors and Consultants Plan, Amended and Restated 1999 Incentive Compensation Plan, and 1999 Employee Stock Purchase Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with during the year ended December 31, 2002, except that Mr. Quinn filed a late Form 3 covering his initial statement of beneficial ownership, and each of Messrs. Battaglia, Quinn, Ibargüen, Kampouris, Tyabji, and D. James Bidzos, a former director, filed one late Form 4 covering one transaction.

Item 11.	Executive Compensation

Summary of Cash and Other Compensation

      The following table sets forth information concerning total compensation earned or paid to our Chief Executive Officer and our four most highly compensated executive officers who served in such capacities as of

December 31, 2002, collectively referred to below as the “named executive officers,” for the fiscal years ended December 31, 2000, 2001, and 2002.

Summary Compensation Table

				Long Term
				Compensation

				Awards

	Annual Compensation			Securities
				Underlying
Name and Principal Position	Year	Salary	Bonus	Options(1)

Michael S. Battaglia	2002	$352,083	$6,094	200,000
Chief Executive Officer and President	2001	$325,000	$46,700	112,500
	2000	$275,000	$37,750	325,000
Peter J. Quinn	2002	$193,582	$35,000	150,000
Chief Financial Officer(2)
Rod H. King	2002	$229,167	$12,875	30,000
Former Senior Vice President — Sales	2001	$217,708	$28,917	150,000
and Marketing(2)
Stuart Cox	2002	$184,867	$2,700	50,000
Vice President — Product Development	2001	$163,589	$35,450	19,000
	2000	$171,801	$—	68,100
Yoshiaki Uchida	2002	$166,308	$1,797	75,000
Senior Vice President and General Manager,	2001	$170,000	$26,000	22,500
Asian Operations	2000	$185,000	$27,500	65,000

(1)	The exercise price of all options granted were equal to or greater than the fair market value of our common stock on the date of grant.

(2)	Mr. Quinn joined our company during April 2002. Mr. King joined our company during March 2001 and resigned as an officer of our company effective October 2002.

Stock Option Grants

      The following table sets forth each grant of stock options during the fiscal year ended December 31, 2002 to each of the named executive officers. No stock appreciation rights were granted to these individuals during that year.

Option Grants in Last Fiscal Year

	Individual Grants					Potential Realizable
						Value at Assumed
			Percentage			Annual Rates
	Number of		of Total			of Stock Price
	Securities		Options			Appreciation for
	Underlying		Granted to	Exercise		Option Term(1)
	Options		Employees in	Price	Expiration
Name	Granted(#)		Fiscal Year	($/Sh)	Date	5%($)	10%($)

Michael S. Battaglia	200,000	(2)	14.0%	$1.54	1/28/12	$193,700	$490,873
Peter J. Quinn	150,000	(3)	10.5%	$1.20	4/22/12	$113,201	$286,874
Rod H. King	30,000	(2)	2.1%	$1.54	1/28/12	$29,055	$73,631
Stuart Cox	50,000	(2)	3.5%	$1.54	1/28/12	$48,425	$122,718
Yoshiaki Uchida	75,000	(2)	5.2%	$1.54	1/28/12	$72,637	$184,077

(1)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the Securities and Exchange Commission. The actual value, if any, a named executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, if the executive were to sell the shares on the date of exercise. Therefore, there is no assurance that the value realized will be equal to or near the potential realizable value as calculated in this table.

(2)	Each of the options granted has a term of ten years from the date of grant, and 6.25% of each option grant vests on each quarterly anniversary of the date of grant. The vesting of the options is subject to acceleration upon a change of control of our company.

(3)	The options have a term of ten years from the date of grant. One-fourth of the options vest on the anniversary of the date of grant and thereafter 6.25% of the options vest on the quarterly anniversary of the date of grant, subject to acceleration upon a change of control of our company.

Stock Options Held at Fiscal Year-End

      The table below sets forth certain information with respect to options held by the officers listed as of December 31, 2002. None of the officers listed exercised any options during fiscal 2002.

Options Held as of December 31, 2002

	Number of Securities
	Underlying Unexercised
	Options at
	December 31, 2002(1)

Name	Exercisable	Unexercisable

Michael S. Battaglia	350,009	362,491
Peter J. Quinn	—	150,000
Rod H. King	61,875	118,125
Stuart Cox	64,986	88,114
Yoshiaki Uchida	107,878	104,672

(1)	None of the options listed had any value at fiscal year-end, because the exercise prices of all of the options held by the listed officers were greater than $0.36, which was the closing price of our common stock as quoted on the NASDAQ SmallCap Market on December 31, 2002.

Director Compensation

      Non-employee directors receive an annual cash retainer of $12,000, plus an additional $1,500 for each meeting attended and an additional quarterly cash retainer of $1,000 for service on a board committee during each year.

      Our Amended and Restated 1999 Incentive Compensation Plan includes an automatic grant program for non-employee directors. Under the plan, non-employee directors are automatically granted options to purchase 20,000 shares of common stock upon their initial election to our board of directors and 2,000 shares upon appointment to any committee and upon appointment as chairman of a committee. Thereafter, the directors are granted options to purchase an additional 10,000 shares in January of each year that they serve on the board and 4,000 shares each year that they serve as a committee member, and 2,000 shares each year that they serve as a chairman of a committee. For fiscal 2002, Mr. Tyabji, a former director of our company, and Messrs. Ibargüen, Kampouris, and Tomlinson received grants under the plan. Each option granted under the automatic grant program vests 2% a month for each month after the grant and permits the holder to purchase shares of common stock at their fair market value on the date of the grant.

      During fiscal 2002, our Board of Directors appointed a special committee consisting of Hatim Tyabji, a former director of our Company, and Messrs. Ibargüen and Kampouris to explore strategic alternatives for our

Company. During December 2002, our Board of Directors approved additional cash compensation of $5,000 to each of the three members of the special committee for service on the committee during fiscal 2002.

Employment Agreements

      Michael S. Battaglia. Mr. Battaglia’s at will employment agreement was entered into on April 30, 2002. His annual base salary is $375,000 and he is eligible for annual merit increases at the discretion of our board of directors and an annual bonus of $187,500 for 2002 if we achieve specific revenue and profitability goals. Bonuses for the remaining years in the term are at the discretion of the compensation committee of our board of directors. If we terminate Mr. Battaglia’s employment without cause, we must pay him severance of one years’ base salary plus a pro rata portion of his target bonus for the year in which his employment was terminated. Mr. Battaglia has agreed not to compete with us for one year after his employment if he resigns or if we terminate his employment.

      Rod H. King. Mr. King’s employment agreement had a three-year term ending March 16, 2004. During October 2002, Mr. King resigned as an officer of our Company. Pursuant to the terms of his employment agreement, we agreed to pay Mr. King a severance of six months’ base salary. His annual base salary was $275,000 and he was eligible for a bonus of $140,000 for 2002 if we achieved specific revenue and profitability goals. Mr. King has agreed not to compete with us for two years after termination of his employment.

      Peter J. Quinn. Mr. Quinn’s employment agreement was entered into on April 22, 2002. His annual base salary is $210,000 and he is eligible to receive annual merit increases of at least three percent of his then current base salary at the discretion of our chief executive officer or our board of directors. Mr. Quinn is eligible to receive an annual bonus of up to $100,000, or such greater amount determined by our chief executive officer or our board of directors, pursuant to a performance bonus formula established by our chief executive officer or our board of directors. Upon his joining our Company, we paid to Mr. Quinn a signing bonus of $25,000, issued to him 15,625 shares of common stock, and granted to him options to purchase 150,000 shares of our common stock at an exercise price of $1.20 per share. The options will vest 25% on the first anniversary of the date of grant and 6.25% during each subsequent quarter that the options are outstanding. If we terminate Mr. Quinn’s employment without cause, we must pay him severance of three months’ base salary and a pro rata portion of the bonus he would otherwise have received during that fiscal year. Mr. Quinn has agreed not to compete with us for one year following the termination of his employment.

Employee Benefit Plans

      Amended and Restated 1999 Incentive Compensation Plan. Our board of directors adopted our 1999 Incentive Compensation Plan in July 1999 and our stockholders approved the adoption of the plan in July 1999. Our board of directors adopted our Amended and Restated 1999 Incentive Compensation Plan in March 2000 and our stockholders approved the adoption of the plan in May 2000. We have reserved 4,557,459 shares of common stock for issuance under the plan as of December 31, 2002, of which options to purchase 2,411,272 shares were outstanding as of that date. There remain 2,468,138 shares of common stock available for issuance under the plan. In addition, the number of shares of common stock reserved and available for delivery under the plan automatically increase on the first day of each calendar year by an amount equal to three percent of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year. Accordingly, on January 2, 2003, the number of shares of common stock reserved and available for delivery under the plan automatically increased by 533,517 shares and such increase is included in the numbers reported above. Under the plan, officers, employees, members of the board of directors, and consultants are eligible to receive awards. The types of awards that may be made under the plan are options to purchase shares of common stock, stock appreciation rights, restricted shares, deferred shares, bonus shares, dividend equivalents, and other stock-based awards. Options may be either incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 or nonstatutory stock options not designed to qualify for favorable tax treatment. If shares awarded under the plan are forfeited, then those shares will again become available for new awards under the plan. Annual cash awards are limited to $10.0 million per person, and annual cash performance awards are limited to $20.0 million per person.

      The compensation committee of our board of directors administers the plan. The committee has complete discretion to make all decisions relating to the interpretation and operation of the plan, including the discretion to determine which eligible individuals are to receive any award, and to determine the type, number, vesting requirements, and other features and conditions of each award.

      The exercise price for incentive stock options granted under the plan may not be less than 100% of the fair market value of the common stock on the option grant date. The exercise price may be paid in cash or by other means, including a cashless exercise method as determined by the compensation committee.

      The plan includes an automatic grant program for our non-employee directors. Under the plan, nonemployee directors are automatically granted options to purchase 20,000 shares of common stock upon their initial election to the board of directors and 2,000 shares upon appointment to any committee of the board and upon appointment as chairman of a committee. Directors are granted options to purchase an additional 10,000 shares in January of each year that they serve on the board and 4,000 each year that they serve as a committee member, and 2,000 each year that they serve as chairman of a committee. All options granted under the automatic grant program vest 2% per month for each month after the grant date.

      Our board of directors may amend or terminate our plan at any time. If the board amends the plan, stockholder approval of the amendment will be sought only if required by an applicable law. The plan will continue in effect indefinitely unless the board decides to terminate the plan earlier.

      1999 Employee Stock Purchase Plan. Our board of directors adopted our 1999 Employee Stock Purchase Plan in July 1999, and our stockholders approved the adoption of the plan in July 1999. We have reserved 465,000 shares of common stock for issuance under the plan, of which 120,430 shares have been issued as of December 31, 2002. There remain 344,570 shares of common stock available for issuance under the plan. Once an employee enters the plan, on the first day of each offering period he or she is granted an option to purchase shares of our common stock, up to a maximum of 1,000 shares, on June 30 and December 31 of each offering period. The plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, is implemented through successive twelve-month offering periods, commencing the first trading day of January each year and running until the end of the year. The plan is administered by the compensation committee. Employees become eligible to participate when they have been employed for more than five months in a calendar year, working at least 20 hours per week. The plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of stock purchased under the plan will be 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the day that the employee became eligible under the plan (if after the beginning of such period), whichever is higher, or the end of each six-month exercise period. Employees may not be granted shares under the plan if immediately following a grant they would hold stock and/or options to acquire stock possessing more than 5% of the total voting power of the shares of our company. In addition, employees may be granted options to purchase a maximum of $21,250 worth of stock per year under the plan. Employees may end their participation at any time and participation ends automatically upon termination of employment with us. Our board of directors may amend or terminate the plan at any time. If the board amends the plan, stockholder approval of the amendment will be sought only if required by an applicable law.

      1998 Employee Stock Option Plan. Our board of directors adopted a 1998 Employee Stock Option Plan in January 1998, and our stockholders approved the adoption of the plan in March 1998. Although we terminated this plan in July 1999, options to purchase 247,608 shares were outstanding as of December 31, 2002. We have reserved 1,454,545 shares of common stock for issuance upon the exercise of options granted under the plan.

      The plan required that the exercise price for incentive stock options granted under the plan may not be less than 100% of the fair market value of the common stock on the option grant date. The exercise price may be paid in cash or, at the discretion of the compensation committee, in outstanding shares of common stock, by delivery of a promissory note, or by any combination of cash, shares of common stock, or promissory notes. At the discretion of the compensation committee, the exercise price may also be paid by using a cashless exercise method.

      If a merger or other reorganization occurs, and our stockholders before the transaction hold a majority of the voting securities of the acquiring or surviving corporation after the transaction, outstanding options under the plan shall become exercisable for securities of the acquiring or surviving corporation. If our stockholders before the transaction hold less than a majority of the voting securities of the acquiring or surviving corporation after the transaction, outstanding options shall generally be canceled unless the merger or reorganization agreement provides otherwise.

      1998 Directors and Consultants Stock Option Plan. Our board of directors adopted a 1998 Directors and Consultants Stock Option Plan in January 1998, and our stockholders approved the adoption of the plan in March 1998. Although we terminated this plan in July 1999, options to purchase 139,593 shares were outstanding as of December 31, 2001. We have reserved 250,000 shares of common stock for issuance upon the exercised of options granted under the plan.

      The plan required that the exercise price for stock options granted under the plan be determined by the compensation committee at the time of grant. The exercise price may be paid in cash or, at the discretion of the committee, in outstanding shares of common stock, by delivery of a promissory note, or by any combination of cash, shares of common stock, or promissory notes. At the discretion of the committee, the exercise price may also be paid by using a cashless exercise method.

      If a merger or other reorganization occurs, and our stockholders before the transaction hold a majority of the voting securities of the acquiring or surviving corporation after the transaction, outstanding options under the plan shall become exercisable for securities of the acquiring or surviving corporation. If our stockholders before the transaction hold less than a majority of the voting securities of the acquiring or surviving corporation after the transaction, outstanding options generally will be canceled unless the merger or reorganization agreement provides otherwise.

Compensation Committee Interlocks And Insider Participation

      During the fiscal year ended December 31, 2002, our Compensation Committee consisted of Messrs. Ibargüen, Tomlinson, and Tyabji. None of these committee members had any contractual or other relationships with our company during such fiscal year, except that Mr. Tomlinson is a partner of Tomlinson Zisko LLP, which provided legal services to us during fiscal 2002. Fees paid during fiscal 2002 to Mr. Tomlinson’s firm did not exceed 5% of the law firm’s gross revenue for the firm’s respective fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

      The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2002, by the following individuals or groups:

•	each person or entity who is known by us to beneficially own more than 5% of our outstanding stock;

•	each of the executive officers named in the Summary Compensation Table above;

•	each of our directors; and

•	all directors and executive officers as a group.

      Unless otherwise indicated, each of the individuals listed in the table can be reached at our company offices at 12780 Westlinks Drive, Fort Myers, Florida 33913-8019. Except as otherwise indicated, and subject to community property laws where applicable, to our knowledge thc persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

      The number of shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following table is based on 17,790,770 shares of common stock outstanding as of December 31, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options that are presently exercisable or exercisable within 60 days of December 31, 2002 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

			Percent of
	Number of Shares		Shares
Name of Beneficial Owner	Beneficially Owned		Outstanding

Directors and Executive Officers:
Addison M. Fischer	6,380,912	(1)	35.9%
Michael S. Battaglia	758,886	(2)	4.2
Peter J. Quinn	15,625		*
Rod H. King	67,875	(3)	*
Stuart Cox	72,046	(4)	*
Yoshiaki Uchida	120,101	(5)	*
John P. Cunningham	—		—
Anthony A. Ibargüen	38,074	(6)	*
Emmanuel A. Kampouris	28,300	(7)	*
Timothy Tomlinson	52,993	(8)	*
All directors and executive officers as a group (10 persons)	7,534,812	(9)	40.7
5% Stockholders:
Phoenix House Investments, LP	5,952,144	(10)	33.5
Toshiba Corporation	2,354,900	(11)	13.2

*	Less than one percent.

(1)	Includes 5,952,144 shares held of record by Phoenix House, an entity which Mr. Fischer effectively controls. Does not include 7,976,140 shares of common stock issuable upon conversion of shares of Series A Preferred held by Mr. Fischer and Phoenix House that may not be converted unless certain conditions occur.

(2)	Includes 387,250 shares subject to options either currently exercisable or exercisable by Mr. Battaglia within 60 days of December 31, 2002.

(3)	Includes 61,875 shares subject to options either currently exercisable or exercisable by Mr. King within 60 days of December 31, 2002.

(4)	Includes 66,548 shares subject to options either currently exercisable or exercisable by Mr. Cox within 60 days of December 31, 2002.

(5)	Includes 118,124 shares subject to options either currently exercisable or exercisable by Mr. Uchida within 60 days of December 31, 2002.

(6)	Includes 33,074 shares subject to options either currently exercisable or exercisable by Mr. Ibargiien within 60 days of December 31, 2002.

(7)	Includes 17,800 shares subject to options either currently exercisable or exercisable by Mr. Kampouris within 60 days of December 31, 2002.

(8)	Includes 20,226 shares subject to options either currently exercisable or exercisable by Mr. Tomlinson within 60 days of December 31, 2002. Also, includes 1,500 shares held by trusts for which Mr. Tomlinson and his wife are the sole trustees. Mr. Tomlinson disclaims beneficial ownership of those shares. Also includes 22,250 shares held by an investment fund as to which Mr. Tomlinson is a general partner.

(9)	See footnotes (1) through (8) above.

(10)	Does not include 7,976,140 shares of common stock issuable upon conversion of shares of Series A Preferred held by Phoenix House that may not be converted unless certain conditions occur. The address for Phoenix House is Phoenix House Investments, LP, 101 Convention Center Drive, Suite 850, Las Vegas, Nevada 89109. Phoenix House is controlled by Addison M. Fischer, the chairman of our board of directors.

(11)	The address for Toshiba Corporation is 1-1 Shibaura 1-Chome, Minato-ku, Tokyo 105, Japan.

Equity Compensation Plan Information

      The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our stock option plans as of December 31, 2002.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights	Warrants, and Rights	Column (a))

Equity Compensation Plans Approved by Stockholders	2,411,272	$3.96	2,468,138
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	2,411,272	$3.96	2,468,138

Item 13.	Certain Relationships and Related Transactions

Fischer International Transactions

      In January 1998, SmartDisk Security Corporation, or SDSC, our predecessor, entered into an operating agreement with Fischer International to provide operating services to SDSC, including developing and marketing the SafeBoot, FlashPath and Smarty products. SDSC agreed in return to reimburse Fischer International and us for the expenses related to providing those services. Upon our obtaining control of SDSC in May 1998, this agreement was terminated and replaced with a new operating agreement between Fischer International and us. Under this new agreement, as amended in June 1999, we reimburse Fischer International for marketing, accounting and other similar services. In addition, we previously shared office space with Fischer International. We have reimbursed Fischer International for the cost of this office space as well as other general and administrative expenses. Our share of these expenses is based on an internal analysis of the relative amount of time devoted to its business by employees of Fischer International as well as the overhead charges attributable to these employees. In fiscal 2002, we paid Fischer International approximately $0.2 million under this arrangement for the reimbursement of expenses under the operating agreement and for the other shared services.

Employee Advances

      On March 3, 1998, we loaned Michael Battaglia $305,114 in connection with Mr. Battaglia’s exercise of an option to purchase 426,136 shares of our common stock. The loan was amended on April 3, 2002 to modify the rate of interest to 2.88% from 5.47%, to extend the principal balance due date an additional two years to March 3, 2005, to make interest payable annually instead of quarterly and to allow Mr. Battaglia to defer, at his discretion, the payment of interest until the due date of principal. The Compensation Committee of our Board of Directors believed that modification of the loan would enable Mr. Battaglia to remain focused on increasing stockholder value. The principal balance is due on the earlier of March 3, 2005 or the end of his employment with us or an affiliate of ours. The outstanding principal balance of the loan as of December 31, 2002 was $0.277 million.

Business Relationships

      Mr. Tomlinson is a partner of Tomlinson Zisko LLP, which provided legal services to us in 2002. Fees paid in 2002 to Mr. Tomlinson’s firm did not exceed 5% of the law firm’s gross revenue for the firm’s fiscal year.

Private Placement with Mr. Fischer and Phoenix House

      On December 24, 2002, Addison Fischer, Chairman of our Board of Directors, and Phoenix House Investments, LP, an entity controlled by Mr. Fischer, purchased from us an aggregate of 2,552,364.8 shares of our Series A Redeemable Convertible Preferred Stock for gross proceeds of approximately $2.5 million. Each share of Series A Preferred is convertible into shares of common stock at an initial conversion price of $0.32 per share of common stock such that each share of Series A Preferred is initially convertible into 3.125 shares of common stock. However, in no event may any shares of Series A Preferred be converted into shares of common stock unless

•	our stockholders approve the issuance of all shares of common stock issuable upon conversion of the Series A Preferred at a meeting duly called for such purpose; or

•	we obtain permission from NASDAQ to allow such issuance without any limitation on the number of shares of common stock issuable upon conversion of the shares of Series A Preferred.

      Immediately upon the satisfaction of any of the conditions listed above, all outstanding shares of Series A Preferred will be converted automatically into the number of shares of common stock into which the shares of Series A Preferred are then convertible as of the date of the satisfaction of such condition. We have agreed with the holders of Series A Preferred that without the consent of a majority in interest of the holders of Series A Preferred, we will not hold a special meeting of stockholders or otherwise seek stockholder approval that would result in mandatory conversion of the Series A Preferred.

      The shares of Series A Preferred have the right to that number of votes that is equal to the number of shares of common stock issuable upon any permitted conversion of the Series A Preferred, and vote together with the common stock as if a single class. The holders of Series A Preferred, however, will not be entitled to vote such shares on any matter submitted to the holders of common stock seeking the approval of the issuance of all shares of common stock issuable upon conversion of the shares of Series A Preferred.

      In connection with the private placement, a special committee of our Board of Directors, consisting of three independent directors, considered several factors in determining the price at which a share of Series A Preferred may be converted into shares of common stock. These factors included the historic and then current market price of the common stock, our business prospects, our recent and anticipated operating results, general conditions in the securities markets, our need for capital, alternatives available to us for raising capital, the amount of proceeds desired, the pricing of similar transactions, the liquidity of our common stock, the level of risk to our investors, and the need to offer shares at a price that would be attractive to the investors in the private placement relative the then-current trading price of our common stock. The special committee also obtained an opinion from a nationally recognized investment banking firm relating to the fairness, from a financial point of view, of the private placement to our then-existing stockholders, excluding Mr. Fischer and Phoenix House.

Item 14.     Controls and Procedures

      Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

      Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules

      (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

      (2) The following financial statement schedule of the Company for each of the years ended December 31, 2000, 2001, and 2002 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Schedule II — Valuation and Qualifying Accounts

      All other schedules are omitted since they are either incorporated by reference, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

      On October 7, 2002, the Registrant filed a Current Report on Form 8-K dated September 27, 2002 regarding the Registrant’s receipt of a Staff Determination Notice from the NASDAQ Listing Qualification Department and the Registrant’s request for a hearing to appeal the NASDAQ Staff Determination to delist the Registrant’s common stock from the NASDAQ National Market.

      On December 5, 2002, the Registrant filed a Current Report on Form 8-K dated December 3, 2002 regarding the Registrant’s receipt of a notice from the NASDAQ Listing Qualifications Panel indicating the transfer of the listing of the Registrant’s Common Stock to the NASDAQ SmallCap Market.

      On December 27, 2002, the Registrant filed a Current Report on Form 8-K dated December 24, 2002 regarding the sale of an aggregate of 2,552,364.8 shares of its Series A Redeemable Convertible Preferred Stock at $1.00 per share to Addison M. Fischer, its Chairman of the Board of Directors, and Phoenix House Investments, LP, an affiliate of Mr. Fischer, for gross proceeds of approximately $2.5 million.

(c) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation(3.1)(1)
3.2	Amended and Restated Certificate of Designations of Series A Redeemable Convertible Preferred Stock of SmartDisk
3.3	Bylaws(3.2)(1)
4.1	Specimen Common Stock Certificate(11)
10.1	1998 Employee Stock Option Plan(10.1)(1)*
10.2	1998 Directors and Consultants Stock Option Plan(10.2)(1)*
10.3	1999 Incentive Compensation Plan(10.3)(5)*
10.4	1999 Employee Stock Option Plan(10.4)(1)*
10.5	Employment Agreement with Rod H. King(10.27)(6)
10.6	Employment Agreement with Quresh Sachee(10.6)(7)
10.7	Services Agreement dated October 12, 2001 between IM-Logistics, a division of Ingram, Inc. and SmartDisk(10.7)(7)

Exhibit
Number	Description

10.8	License Agreement dated May 26, 1998 between Toshiba Corporation and SmartDisk, as amended(10.8)(1)
10.9	Investors’ Rights Agreement dated May 22, 1998 among SmartDisk and each of the investors a party thereto(10.12)(1)
10.10	Amendment Number One to Investors’ Rights Agreement dated July 1999 among SmartDisk and each of the investors a party thereto(10.13)(3)
10.11	Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by Assignment(10.13)(1)
10.12	Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by Assignment(10.12)(7)
10.13	Development and License Agreement dated June 30, 1999 between SmartDisk and Sony Corporation(10.19)(8)
10.14	Development and License Agreement dated December l, 1999 between SmartDisk and Sony Corporation(10.16)(3)
10.15	Cooperative Development Agreement dated June 30, 1999 between SmartDisk and SanDisk Corporation(10.15)(1)
10.16	Form of Indemnification between the Registrant and each of its directors and executive officers(10.16)(1)
10.17	Joint Venture Agreement dated as of February 24, 1998 by and among Phoenix House Investments, L.L.C., Toshiba Corporation and SmartDisk(10.17)(1)
10.18	Amendment No. 2 to License Agreement dated April 1, 1999 between Toshiba Corporation and SmartDisk(10.20)(4)
10.19	Employment Agreement with Michael S. Battaglia(10.1)(9)
10.20	Employment Agreement with Peter J. Quinn(10.2)(9)
10.21	Series A Redeemable Convertible Preferred Stock Purchase Agreement dated December 9, 2002 among SmartDisk and the Investors named therein(10.21)(10)
10.22	First Amendment to Series A Redeemable Convertible Preferred Stock Purchase Agreement dated December 24, 2002 among SmartDisk and the Investors named therein(10.22)(10)
10.23	Registration Rights Agreement dated December 24, 2002 among SmartDisk and the Investors named therein(10.23)(10)
10.24	Lease Agreement dated December 17, 2002 between SmartDisk and Baader North American Corporation (Fort Myers Facility)(11)
10.25	Second Amendment to Series A Redeemable Convertible Preferred Stock Purchase Agreement dated February 21, 2003 among SmartDisk and the Investors named therein
21	Subsidiaries of SmartDisk
23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants
99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s registration statement on Form S-1 (Registration No. 333-82793).

(2)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Current Report on Form 8-K on March 21, 2000 (File No. 000-27257).

(3)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-27257).

(4)	Incorporated by reference to the exhibit in the preceding parentheses as filed with Amendment No. 1 to SmartDisk’s Annual Report on Form 10-K/ A for the year ended December 31, 1999 (File No. 000-27257).

(5)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27257).

(6)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-27257).

(7)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27257).

(8)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-27257).

(9)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-27257).

(10)	Incorporated by reference to the exhibit in the preceding parenthesis as filed with SmartDisk’s Current Report on Form 8-K dated December 24, 2002.

(11)	Incorporated by reference to the exhibit in the preceding parenthesis as filed with Amendment No. 1 to SmartDisk’s Registration Statement on Form S-1 (Reg. No. 333-99727).

*	Management Compensation Plan or Arrangement.

†	Certain information in these exhibits has been omitted pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTDISK CORPORATION

/s/ MICHAEL S. BATTAGLIA

Michael S. Battaglia
President and Chief Executive Officer

Date: March 21, 2003

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ ADDISON M. FISCHER Addison M. Fischer	Chairman of the Board of Directors	March 21, 2003

/s/ MICHAEL S. BATTAGLIA Michael S. Battaglia	President, Chief Executive Officer, and (Principal Executive Officer)	March 21, 2003

/s/ PETER J. QUINN Peter J. Quinn	Chief Financial Officer (Principal Accounting and Financial Officer)	March 21, 2003

/s/ JOHN P. CUNNINGHAM John P. Cunningham	Director	March 21, 2003

/s/ ANTHONY A. IBARGÜEN Anthony A. Ibargüen	Director	March 21, 2003

/s/ EMMANUEL A. KAMPOURIS Emmanuel A. Kampouris	Director	March 21, 2003

/s/ TIMOTHY TOMLINSON Timothy Tomlinson	Director	March 21, 2003

CERTIFICATION

I, Michael S. Battaglia., certify that:

      1.     I have reviewed this annual report on Form 10-K of SmartDisk Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL S. BATTAGLIA

Michael S. Battaglia
President and Chief Executive Officer

Date: March 21, 2003

CERTIFICATION

I, Peter J. Quinn, certify that:

      1.     I have reviewed this annual report on Form 10-K of SmartDisk Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER J. QUINN

Peter J. Quinn
Chief Financial Officer

Date: March 21, 2003

SMARTDISK CORPORATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of SmartDisk Corporation:

      We have audited the accompanying consolidated balance sheets of SmartDisk Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartDisk Corporation as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that SmartDisk Corporation will continue as a going concern. As more fully described in Note 2 paragraphs 2, 3, 4 and 5, the Company has incurred recurring operating losses. In addition, these operating losses have caused a significant decrease of available cash and cash equivalents. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 paragraphs 2, 3, 4 and 5. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      As discussed in Note 8 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Miami, Florida

January 31, 2003

SMARTDISK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,637	$14,517
Accounts receivable, net	3,909	4,913
Notes receivable	—	11
Income taxes receivable	414	455
Inventories	4,589	8,332
Prepaid expenses and other current assets	1,379	465

Total current assets	15,928	28,693
Property and equipment, net	982	1,869
Goodwill, net	—	2,482
Other intangible assets, net	150	2,862
Deposits and other assets	112	172

TOTAL ASSETS	$17,172	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,018	$6,019
Bank line of credit	—	76
Income taxes payable	55	662
Due to related parties	119	566
Other accrued liabilities	1,396	2,850

Total current liabilities	5,588	10,173
Deferred tax liabilities	—	791
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value; 2,552 shares authorized, issued, and outstanding at December 31, 2002; none issued at December 31, 2001	2,358	—
Stockholders’ equity:
Common stock, $.001 par value; 60,000 shares authorized; 17,891 issued and 17,791 outstanding at December 31, 2002; 17,851 issued and 17,751 outstanding at December 31, 2001	18	18
Capital in excess of par value	146,754	146,716
Treasury stock, 100 shares at December 31, 2002 and 2001, at cost	(99)	(99)
Accumulated other comprehensive income (loss)	(71)	(634)
Notes receivable from officers/employees	(305)	(299)
Unearned compensation	—	(3)
Accumulated deficit	(137,071)	(120,585)

Total stockholders’ equity	9,226	25,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,172	$36,078

See notes to consolidated financial statements.

SMARTDISK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Revenues:
Product sales, net	$41,198	$69,264	$94,318
Research and development revenue	—	100	1,349
Royalty income and license fees	27	797	1,055

Total revenues	41,225	70,161	96,722
Cost of revenues:
Cost of product sales	32,735	50,754	66,075
Inventory write-downs	4,803	2,965	7,964

Total cost of revenues	37,538	53,719	74,039

Gross profit	3,687	16,442	22,683
Operating expenses:
Research and development	2,006	6,664	8,103
Sales and marketing	4,787	9,195	6,549
General and administrative	7,026	9,961	10,770
Amortization and depreciation	3,405	28,240	27,305
Impairment of goodwill and other intangible assets	2,729	43,798	—
Business restructuring charges	841	—	—
Facility closing costs	—	1,673	—

Total operating expenses	20,794	99,531	52,727

Operating loss	(17,107)	(83,089)	(30,044)
Gain (loss) on foreign exchange	(475)	675	348
Interest and other income, net	53	756	1,473
Interest expense	(4)	(21)	(112)

Net loss before income taxes	(17,533)	(81,679)	(28,335)
Income tax benefit	1,047	7,075	4,097

Net loss	$(16,486)	$(74,604)	$(24,238)

Loss per share — basic and diluted	$(0.93)	$(4.25)	$(1.44)

Weighted average shares used to calculate earnings (loss) per share amounts — basic and diluted	17,754	17,545	16,861

See notes to consolidated financial statements.

SMARTDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(16,486)	$(74,604)	$(24,238)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	940	2,034	2,183
Amortization of goodwill and other intangible assets	2,465	26,206	25,122
Impairment of goodwill and other intangible assets	2,729	43,798	—
Provision for uncollectible accounts	743	758	492
Provision for sales returns and other credits	2,896	1,482	2,439
Provision for inventory obsolescence	4,803	2,965	7,964
Deferred stock compensation	3	15	—
Foreign currency loss (gain)	475	(675)	(348)
Deferred income tax benefit	(741)	(7,621)	(4,360)
Forgiveness of note receivable	—	—	180
Loss on disposals of property and equipment	45	563	265
Gain on disposal of intellectual property	—	(150)	—
Loss (gain) on sale of short-term investments	—	(10)	20
Changes in assets and liabilities:
Accounts receivable	(2,635)	24	(1,085)
Notes and income taxes receivable	52	18	6,274
Inventories	(1,060)	5,368	(7,383)
Prepaid expenses and other current assets	(964)	2,262	(1,626)
Deposits and other assets	60	138	(137)
Accounts payable	(2,449)	(2,539)	(3,419)
Income taxes payable	(606)	(217)	(1,697)
Deferred revenue	—	(725)	417
Other accrued liabilities	(1,455)	(2,014)	(79)

Net cash provided by (used in) operating activities	(11,185)	(2,924)	984
Cash flows from investing activities:
Purchases of property and equipment	(60)	(1,037)	(1,770)
Proceeds from disposals of property and equipment	—	—	250
Cash paid for acquisitions, net of cash acquired	—	—	(18,998)
Purchases of short-term investments	—	(5,600)	(9,117)
Sales and maturities of short-term investments	—	11,601	29,818
Purchase of intangible assets	—	(250)	—
Proceeds from sate of intellectual property	—	150	—
(Increase) decrease in restricted cash	—	1,671	(621)

Net cash provided by (used in) investing activities	(60)	6,535	(438)
Cash flows from financing activities:
Net repayments under line of credit	(76)	(1,831)	(7,232)
Net proceeds from issuance of preferred stock	2,358	—	—
Proceeds from exercise of stock options	10	210	263
Proceeds from stock issued under ESPP	3	100	473
Collections on (additions to) notes receivable from officers/employees	(6)	37	51
Purchase of treasury stock	—	(10)	—

Net cash provided by (used in) financing activities	2,289	(1,494)	(6,445)
Effect of exchange rate fluctuations on cash	76	(433)	(348)

Decrease in cash and cash equivalents	(8,880)	(1,684)	(6,247)
Cash and cash equivalents at beginning of period	14,517	12,833	19,080

Cash and cash equivalents at end of period	$5,637	$14,517	$12,833

Supplemental cash flow disclosures:
Issuance of common stock for business combinations	$—	$—	$72,958
Notes receivable obtained for stock option exercise	—	—	210
Forgiveness of note receivable	—	—	210
Issuance of common stock for intellectual property	—	—	1,240
Interest payments	4	21	112
Income tax payments	145	87	1,500

See notes to consolidated financial statements.

SMARTDISK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumu-
					lated Other	Notes
					Compre-	Receivable
	Common Stock		Capital in		hensive	From
			Excess of	Treasury	Income	Officers/	Unearned	Accumulated
	Shares	Amount	Par Value	Stock	(Loss)	Employees	Compensation	Deficit	Total

Balance at December 31, 1999	16,072	$16	$71,246	$(58)	$712	$(387)	$—	$(21,743)	$49,786
Comprehensive loss:
Net loss								(24,238)	(24,238)
Foreign currency translation					(447)				(447)
Unrealized gain on short-term investments					50				50

Comprehensive loss									(24,635)

Issuance of common stock under stock option plans	161	1	472						473
Issuance of common stock under employee stock purchase plan	62		473						473
Issuance of common stock for intellectual property	87		1,240						1,240
Acquisition of VST Technologies, Inc.	1,089	1	69,584						69,585
Acquisition of Impleo Limited	125		3,373						3,373
Collection on notes receivable from officers/employees						51			51
Repurchase of common stock				(31)					(31)

Balance at December 31, 2000	17,596	$18	$146,388	$(89)	$315	$(336)	$—	$(45,981)	$100,315
Comprehensive loss:
Net loss								(74,604)	(74,604)
Foreign currency translation					(943)				(943)
Unrealized loss on short-term investments					(6)				(6)

Comprehensive loss									(75,553)

Issuance of common stock under stock option plans	212		210						210
Issuance of common stock under employee stock purchase plan	37		100						100
Unearned compensation:
Issuance of common stock as compensation	6		18				(18)		—
Amortization of unearned compensation							15		15
Collection on notes receivable from officers/employees						37			37
Repurchase of common stock				(10)					(10)

Balance at December 31, 2001	17,851	$18	$146,716	$(99)	$(634)	$(299)	$(3)	$(120,585)	$25,114
Comprehensive loss:
Net loss								(16,486)	(16,486)
Foreign currency translation					563				563

Comprehensive loss									(15,923)

Issuance of common stock under stock option plans	12		10						10
Issuance of common stock under employee stock purchase plan	12		3						3
Unearned compensation:
Issuance of common stock as compensation	16		25						25
Amortization of unearned compensation							3		3
Additions to notes receivable from officers/ employees						(6)			(6)

Balance at December 31, 2002	17,891	$18	$146,754	$(99)	$(71)	$(305)	$—	$(137,071)	$9,226

See notes to consolidated financial statements.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

Organization

      In March 2000, the Company acquired VST Technologies, Inc. (“VST”) to expand the Company’s product line to include USB — and FireWire-based personal storage products. In April 2000, the Company acquired Impleo Limited (“Impleo”) to increase the Company’s access to the European market. These acquisitions were recorded under the purchase method of accounting. See Note 3 for additional information on these acquisitions.

Note 2.     Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States for a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company has incurred net losses on a quarterly basis since the first quarter of 2000. The Company had cash and cash equivalents of approximately $5.6 million, $2.9 million, $4.4 million, $9.2 million and $14.5 million as of December 31, 2002, September 30, 2002, June 30, 2002, March 31, 2002 and December 31, 2001, respectively. The Company has minimal financial resources, and its cash flow from operating activities continues to be insufficient to meet its operating needs and other payment obligations.

      As part of the Company’s efforts to improve its liquidity and financial condition, during December 2002, the Company completed a private placement to the Chairman of its Board of Directors, and an entity controlled by its Chairman, who purchased from the Company an aggregate of 2,552,364.8 shares of the Company’s Series A Redeemable Convertible Preferred Stock for gross proceeds of approximately $2.5 million.

      After giving effect to this investment and the implementation of the Company’s restructuring plan, and based on its current forecasted operations, the Company believes that its cash and cash equivalents and working capital will be sufficient to meet its operating requirements through December 31, 2003. However, the Company may be required to reduce its operations or to obtain additional financing if its forecast proves inaccurate for any reason, including the following: (i) the Company’s revenue fails to meet its forecast and continues to decline; (ii) the Company’s gross profit fails to meet its forecast and continues to erode; (iii) the Company’s operating expenses exceed its forecast; (iv) cash is required to collateralize letters of credit for issue to vendors or to prepay vendors for the supply of products or services; (v) cash flow from accounts receivable is reduced further or interrupted by slow collections or product returns; (vi) procurement of inventory exceeds market demand; (vii) purchase orders issued for the procurement of inventory in excess of market demand cannot be cancelled with the consequent negative impact on cash; (viii) vendors unilaterally change the payment terms under which they will supply product or services to the Company; or (ix) unanticipated events adversely effect the Company’s operations or cash flows. In addition, the Company’s

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued viability beyond December 31, 2003 will depend upon its ability to generate cash from operations or to obtain additional working capital. Such additional capital, if required, may not be available to the Company or may be available on terms that may be unacceptable to the Company. These liquidity problems, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

      In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in demand for its products and the competitive environment in which it operates. The restructuring plan included an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of operating and other expenditures. The Company has filed a registration statement to raise additional capital through a rights offering. Once the registration statement is declared effective, the Company intends to distribute to its existing shareholders rights to purchase shares of the Company’s common stock. The Company intends to use the net proceeds from the rights offering for general working capital purposes and to improve its liquidity. The Company’s ability to continue as a going concern depends upon the success of its restructuring and cost containment measures and its ability to successfully complete the rights offering. These consolidated financial statements do not include any adjustments related to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Certain Uncertainties and Risks

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents and short-term investments with major financial institutions.

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

      The Company sells or has sold to original equipment manufacturers (“OEMs”), distributors, resellers, retailers and end users in the United States, Japan, Europe and other world markets. However, historically, large portions of the Company’s sales are to Japanese and European customers. Japanese sales as well as related expenses are denominated in Japanese yen and, accordingly, are subject to the risks associated with fluctuations in exchange rates between the Japanese yen and the U.S. dollar. European sales as well as related expenses are mostly denominated in British pounds and, accordingly, are subject to the risks associated with fluctuations in exchange rates between the British pound and the U.S. dollar. The Company does not hedge against foreign currency exposure.

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

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

      All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents include money market funds, certificates of deposit and U.S. government agency securities.

      The Company has cash investment policies that limit investments to investment grade securities. Investments held by the Company are classified as “available-for-sale” as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at fair value based on quoted market prices. Such investments consist of U.S. government agency securities, corporate debt securities and asset backed securities with original maturities beyond three months and less than twelve months. Realized losses represent the difference between the proceeds received upon sale of an investment and its amortized cost.

      The Company had no realized gains or losses during the year ended December 31, 2002. The Company realized a gain during the year ended December 31, 2001 of approximately $0.01 million. The Company realized a loss during the year ended December 31, 2000 of approximately $0.044 million. The Company had no unrealized gains or losses as of December 31, 2002 and 2001.

Fair Value of Other Financial Instruments

      The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and lines of credit approximate fair value because of the short-term maturity of these financial instruments.

Allowance for Doubtful Accounts

      The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantive downgrading of credit scores), the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes provisions for bad debts based on the length of time the receivables are past due. The amount of the provision is based on an evaluation of the inherent risk of collectibility at the balance sheet date. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation and amortization. All major expenditures for production equipment are capitalized and depreciated over the economic life of the asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three years for computer and electronic equipment and software and five years for office furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. In addition, certain production equipment is depreciated using the units-of production method. The units-of-production method depreciates the property over the estimated life cycle based on total production quantities. The monthly depreciation cost is calculated by using the number of pieces produced times the depreciation cost per piece computed from the estimated total production quantity. The costs of repairs and maintenance are charged to expense in the period when they are incurred.

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

      Recoverability of long-lived assets is measured by comparison of the carrying amount to future discounted net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair market value.

Software Development Costs

      Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time certain development costs required to attain general production release would be

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      The Company recognizes product revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. The Company recognizes product revenue when title and risk of loss are transferred to customers, which is generally at the time of shipment. Title and risk of loss are transferred when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. In accordance with local customs, title and risk of loss at our Japanese subsidiary is transferred to the customer upon acceptance of the product by the customer.

      For customers that have a right of return, the Company records a provision for estimated product returns at the time the related revenue is recognized based on historical return rates. For distributors that have a right of return and who have historically returned large amounts of product, the Company defers recognition of revenue until those distributors have sold the product. The Company also provides for price protection and other offerings that may occur under programs the Company has with its customers.

      The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered the sales price is fixed or determinable and collectibility is reasonably assured.

      Research and development revenue is recognized when earned based upon achievement of contract milestones. License fees and royalties are recognized when earned based upon terms contained in the respective contractual agreements.

Stock Based Compensation

      The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based compensation arrangements. The Company has included the pro forma disclosures required under SFAS No. 123 in Note 17.

Shipping and Handling Costs

      Shipping and handling costs are charged to cost of sales as incurred.

Advertising

      Advertising costs are charged to expense as incurred. Advertising expenses for 2002, 2001 and 2000 were approximately $1.9 million, $3.6 million and $2.5 million, respectively.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The components of other comprehensive income (loss) are as follows:

	Foreign	Unrealized
	Currency	Gain (Loss) on
	Translation	Short term
	Adjustments	Investments	Total

	(In thousands)
Balance at December 31, 2000	$309	$6	$315
Foreign currency translation adjustment	(943)	—	(943)
Unrealized loss on short-term investments, net of $4 in taxes	—	(6)	(6)

Balance at December 31, 2001	(634)	(—)	(634)
Foreign currency translation adjustment	563	—	563

Balance at December 31, 2002	$(71)	$—	$(71)

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

Reclassifications

      Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders’ equity.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In accordance with SFAS No. 142, the effect of the accounting change for goodwill amortization is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Years Ended
	December 31,

	2002	2001

	(In thousands, except
	per share amounts)
Net loss:
Reported net loss	$(16,486)	$(74,604)
Goodwill amortization	—	7,615

Adjusted net loss	$(16,486)	$(66,989)

Loss per share — basic and diluted:
Reported loss per share	$(0.93)	$(4.25)
Goodwill amortization	—	0.43

Adjusted loss per share	$(0.93)	$(3.82)

Shares used in per share computation	17,754	17,545

      See Note 8 for further discussion regarding the impact of SFAS No. 142 and related impairment charge.

      Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s financial position, results of operations or cash flows. See Note 8 for further discussion regarding the impact of SFAS No. 144 and related impairment charge.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”’) Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”’) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company’s financial condition, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002. The Company does not currently have plans to change to the fair value method of accounting for the Company’s stock-based compensation.

Note 3.     Acquisitions

      On March 6, 2000, SmartDisk completed its acquisition of VST Technologies, Inc., a Delaware corporation, located in Acton, Massachusetts, for approximately $16.4 million in cash, 1.089 million shares of SmartDisk common stock and options to acquire 443,000 shares of SmartDisk common stock. The

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements include the operating results of VST from the date of acquisition. The acquisition was accounted for under the purchase method of accounting. The following unaudited pro forma financial information reflects the VST acquisition as if it had occurred on January 1, 2000 after giving effect to certain adjustments including amortization of goodwill and other acquired intangible assets. The pro forma financial information does not purport to represent what the Company’s actual results of operations would have been had the acquisition occurred as of January 1, 2000 and may not be indicative of operating results for any future periods.

Years Ended
December 31,
2000

(In thousands, except
per share amounts)
Revenues	$102,759
Net loss	$(30,296)
Loss per share — Basic and diluted	$(1.69)

      On April 28, 2000, SmartDisk completed its acquisition of Impleo Limited, a corporation established under the laws of the United Kingdom, located in Wokingham, England, for approximately $0.2 million in cash and 125,000 shares of SmartDisk common stock. This acquisition was accounted for under the purchase method of accounting. Thus, the consolidated financial statements for 2000 include the operating results of Impleo from the date of acquisition.

Note 4.     Accounts Receivable

      SmartDisk’s accounts receivable are reported net of an allowance for doubtful accounts and a reserve for sales returns and other credits. The following table sets forth the allowance for doubtful accounts and the reserve for sales returns and other credits:

		Charged to
	Balance at	Expenses		Balance at
	Beginning	and		End of
	of Year	Revenue	Deductions*	Year

	(In thousands)
Allowance for doubtful accounts:
2000	$140	$603	$38	$705
2001	705	758	722	741
2002	741	743	1,181	303
Reserve for sales returns and other credits:
2000	$—	$2,439	$2,194	$245
2001	245	1,482	1,269	458
2002	458	3,129	2,894	693

*	Deductions represent amounts written off against the allowance or reserve, net of recoveries.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Inventory

      Inventories consist of the following:

	December 31,

	2002	2001

	(In thousands)
Finished goods	$4,519	$4,869
Raw materials	70	3,463

Total inventories	$4,589	$8,332

      As of December 31, 2002 and 2001, approximately $0.591 million and $0.633 million of consigned inventory is included in finished goods, respectively.

Note 6.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

	(In thousands)
Equipment	$1,960	$1,982
Tooling	854	1,352
Furniture and fixtures	592	624
Software	1,009	999
Leasehold improvements	46	257

Property and equipment, at cost	4,461	5,214
Accumulated depreciation and amortization	(3,479)	(3,345)

Property and equipment, net	$982	$1,869

Note 7.     Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	December 31,

	2002	2001

	(In thousands)
Accrued expenses	$501	$553
Professional fees	444	186
Employee compensation and benefits	256	687
Warranty reserve	147	315
Royalties	48	483
Vendor commitments	—	626

Total	$1,396	$2,850

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the product warranty liability:

	Balance at			Balance at
	Beginning	Charged to		End of
	of Year	Expenses	Deductions*	Year

	(In thousands)
2001	408	484	93	315
2002	315	192	168	147

* Deductions represent amounts written off against the reserve.

Note 8.	Impairment of Goodwill and Other Intangible Assets

      The Company continually evaluates the recoverability of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In addition, the Company continually evaluates the recoverability of its other intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

      Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company must then determine whether an impairment loss should be recognized. An impairment loss can only be recognized if the undiscounted cash flows used to test for recoverability are less than the carrying value. If the Company determines that the impairment loss should be recognized, the impairment measured is based on the difference between the fair value and the carrying value.

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

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows, in thousands:

Balance as of December 31, 2001	$2,482
Impairment loss	(2,482)

Balance as of December 31, 2002	$—

      During 2001, the Company continually evaluated the recoverability of its long-lived assets, such as goodwill and other acquisition related intangible assets, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, an impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, a significant decline in the stock price for a sustained period, the market capitalization relative to net book value and significant negative industry or economic trends which indicate that this trend may continue for an indefinite period of time. If management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

      Based on impairment reviews performed at December 31, 2001 and September 30, 2001, the Company recorded impairment charges of approximately $1.8 million and $42.0 million, respectively. These impairment charges reduced goodwill and other acquisition related intangible assets recorded in connection with the Impleo and VST acquisitions, respectively. These charges were determined based upon estimated discounted future cash flows. The assumptions supporting future cash flows, including the discount rate, were determined using management’s best estimates at the time.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Goodwill and Other Intangible Assets

      The carrying amount of other intangible assets subject to amortization consist of the following:

		December 31,

	Life	2002	2001

		(In thousands)
Covenants not to compete	2 yrs	$—	$21,450
Patents	2-3 yrs	8,119	10,149
Distribution channels	2 yrs	—	200
Trade names	1-2 yrs	—	150
Licenses	10 yrs	240	540

Total other intangible assets		8,359	32,489
Accumulated amortization		(8,209)	(29,627)

Other intangible assets, net		$150	$2,862

Note 10.     Business Restructuring

      In the first quarter of 2002, the Company began the implementation of a restructuring plan in response to a decline in both demand for its products and the competitive environment in which it operates and recorded a restructuring charge of $0.841 million. The restructuring plan included an involuntary reduction in workforce of 21 employees across all business functions and the curtailment of operating and other expenditures, such as advertising, marketing, tradeshows, contract labor and consulting services, recruiting and traveling. Through December 31, 2002, a total of 38 employees have been terminated, which represents an additional 17 employees over and above the restructuring plan total. As of December 31, 2002, employee separation payments amounted to $0.389 million.

      The elements of the restructuring costs related to the restructuring plan are as follows:

				Restructuring
				Liability at
	Total	Non-cash	Cash	December 31,
	Charge	Charges	Payments	2002

	(In thousands)
Workforce reduction	$513	$—	$(389)	$124
Facility lease and contract settlement costs	96	(46)	(50)	—
Write-down of property and equipment, net	232	(232)	—	—

Total	$841	$(278)	$(439)	$124

Note 11.     Facility Closing

      On May 31, 2001, the Company announced its intention to close its Acton, Massachusetts facility and move those operations into its Naples, Florida headquarters. In connection with the closing, which was substantially completed as of September 30, 2001, the Company recognized $1.673 million in expenses during the year ended December 31, 2001. Total facility closing expenses comprised of $0.644 million in severance costs, $0.530 million in lease cancellation costs and $0.499 in property and equipment write-downs. The severance costs incurred in association with the closing of the facility related to 20 employees whose positions were eliminated.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Bank Line of Credit

      As of December 31, 2002, the Company did not maintain any lines of credits.

      As of December 31, 2001, the Company maintained a line of credit in the United States under which it may borrow up to $5.0 million subject to a borrowing base agreement, which includes not more than 90% of certain short-term investments. Any amounts borrowed under this line of credit bear interest at 2% over the 30-day LIBOR rate. The terms of this line of credit prohibit the payment of dividends on the Company’s common stock. This line of credit expired in July 2002 and was not renewed. As of December 31, 2001, there were no borrowings outstanding under this line of credit. However, at December 31, 2001, there was approximately $3.3 million in standby letters of credit outstanding, which were issued to certain vendors to guarantee credit terms. These standby letters of credit are not drawn on as long as vendor invoices are paid within established credit terms. As of December 31, 2001, none of the standby letters of credit had been drawn on.

      As of December 31, 2001, the Company’s wholly owned Japanese subsidiary had a line of credit with a maximum borrowing capacity of approximately $0.1 million, which was secured by accounts receivable of specified trade customers and a time deposit. The interest rate on borrowings under the credit facility was 1.875% per year. This line of credit expired in January 2002 and was not renewed. The outstanding balance under this line of credit was approximately $0.1 million as of December 31, 2001.

      Interest paid during the years ended December 31, 2002, 2001 and 2000 amounted to approximately $0.004 million, $0.021 million and $0.112 million, respectively.

Note 13.     Commitments and Contingencies

Leases

      The Company leases certain office and warehouse space and office equipment under various operating leases. Rent expense on operating leases for the years ending December 31, 2002, 2001 and 2000 totaled approximately $0.630 million, $1.169 million and $1.090 million, respectively. The table below sets forth minimum payments for the years indicated under operating leases with remaining terms in excess of one year at December 31, 2002 (in thousands):

2003	$423,000
2004	417,000
2005	419,000
2006	426,000
2007	377,000
Thereafter	1,064,000

Total	$3,126,000

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

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On June 26, 2000, a complaint was filed in the Central District Federal Court of the State of California by PC Connector Solutions, LLC alleging SmartDisk’s infringement of its patent. The plaintiff contends that the Company’s floppy disk adapters, “FlashPath” and “Smarty” (which are no longer made by the Company) infringe the plaintiff’s patent. The Company began to sell the FlashPath products during April 1998 and continues to sell those products currently. The Company sold Smarty products beginning in April 1998. The plaintiff’s complaint seeks an undisclosed amount of damages, an injunction, and recall as well as attorneys’ fees. The plaintiff’s patent relates to a computer with a floppy diskette drive coupler that is shaped like a floppy disk and that couples to and from an external end user computer peripheral device having an input/output port “normally connectable” or “traditionally connectable” to a “conventional” or “standard” computer input/output port. The Company believes that the plaintiff amended its patent application claims to add the quoted limiting language after it was unsuccessful in persuading the U.S. Patent and Trademark Office to approve broader claims. The Company does not believe that it uses the claimed technology since its products do not provide the claimed coupling to an external peripheral device, nor to any peripheral device that was normally or traditionally connectable to a conventional or standard computer input/output port as of the October 1988 filing date of the plaintiff’s patent. The Company does not believe that the flash memory and smart card modules that its FlashPath and former Smarty products couple to a computer are end user peripheral devices that were “normally” or “traditionally” connectable to a “conventional” or “standard” computer input/output port on the back of a computer. On November 20, 2000, the Company prevailed in moving the venue for such action from the State of California to the Middle District of Florida. During November 2001, prior to any discovery in the litigation, the court granted a Joint Motion to Stay the litigation pending a Request for Reexamination by the U.S. Patent and Trademark Office filed by the patent owner, which has since been lifted. In a November 2002 Reexamination Certificate, the U.S. Patent and Trademark Office confirmed the patentability of all patent claims. Based on the discussion above, and for other reasons, the Company considers this claim to be wholly without merit. The Company intends to defend vigorously against such claim. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of December 31, 2002.

      On July 26, 2001, a securities class action suit was filed against SmartDisk, several of our executive officers and directors, including Addison M. Fischer, Michael S. Battaglia, and Michael R. Mattingly, and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc. (formerly BancBoston Robertson Stephens, Inc.), Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired the Company’s common stock between October 6, 1999 and December 6, 2000. The complaint charges defendants with violations of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain investors to provide them with significant amounts of restricted shares of the Company’s common stock in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between FleetBoston Robertson Stephens, Inc., Hambrecht & Quist LLC, and U.S. Bancorp Piper Jaffray, Inc. and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase shares of our common stock in the

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. This lawsuit is one of the more than 300 class actions that have been filed against various underwriters, issuers, and individuals in the United States District Court for the Southern District of New York. These cases have been consolidated and are in the early stages of discovery. Because these claims involve alleged secret agreements between underwriters and their investors and customers that were unknown to the Company and because of other legal inadequacies in the plaintiff’s allegations, the Company believes this claim, as it relates to it, to be wholly without merit and the Company will defend vigorously against such claim. Any settlement or claim awarded against the Company as a result of the securities class action suit filed against it could negatively affect the Company’s operating results and financial condition. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of December 31, 2002.

      On November 30, 2001, a complaint was filed in the Southern District of New York by Dynacore Holdings Corporation and Dynacore Patent Litigation Trust alleging SmartDisk’s infringement of said parties’ patent relating to local area network capabilities. The complaint seeks an undisclosed amount of damages, injunction and recall, as well as attorney fees. The Company has signed a Joint Defense agreement with the other defendants, and the defendants have filed a dispositive Motion for Summary Judgment. During February 2003, the court granted the motion to dismiss the matter.

      On May 6, 2002, SmartDisk received a demand from the trustee in the bankruptcy proceeding of MicroAge, Inc., a former customer of the Company’s subsidiary, VST Technologies, Inc. (“VST”’), for recovery of approximately $0.505 million that MicroAge, Inc. had paid to VST over the period from January 15, 2000 to April 13, 2000, inclusive. Following discussions between the parties, an agreement was reached during February 2003 that resolved the disputed matter. The cost of the settlement was not material to the Company.

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

Note 14.     Loss Per Share Data

      Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the year plus the dilutive effect of potential common shares using the “treasury stock” method. Potential common shares for 2002, 2001 and 2000 include stock options and shares of non-vested stock. For the years ended December 31, 2002, 2001 and 2000, potential common shares totaling 92,643, 208,240 and 1,323,496, respectively, were excluded from the computation of net loss per share because they were anti-dilutive.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share amount)
Numerator:
Net loss	$(16,486)	$(74,604)	$(24,238)

Denominator:
Weighted average shares outstanding	17,754	17,545	16,861

Diluted shares outstanding	17,754	17,545	16,861

Basic and diluted loss per share	$(0.93)	$(4.25)	$(1.44)

Note 15.     Stockholders’ Equity

      In April 2002, SmartDisk granted 15,625 shares of common stock to an executive of the Company as a signing bonus. Compensation of approximately $0.025 million was charged for the market value of these shares on the date of grant.

      In March 2001, SmartDisk granted 6,000 shares of common stock to an executive of the Company as a signing bonus. Unearned compensation was charged for the market value of these shares on the date of grant and was amortized over a vesting period of one year. The unamortized unearned compensation value is shown as a reduction of stockholders’ equity. For the years ended December 31, 2002 and 2001, amortization of unearned compensation was approximately $0.003 million and $0.015 million, respectively.

Note 16.     Series A Redeemable Convertible Preferred Stock

      On December 24, 2002, Addison Fischer, Chairman of the Company’s Board of Directors, and Phoenix House Investments, LP, an entity controlled by Mr. Fischer, purchased from the Company an aggregate of 2,552,364.8 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred”) for gross proceeds of approximately $2.552 million or net proceeds of approximately $2.358 million.

      Each share of Series A Preferred carries a dividend coupon of 6% and is convertible into shares of common stock at an initial conversion price of $0.32 per share of common stock such that each share of Series A Preferred is initially convertible into 3.125 shares of common stock. In no event may any shares of Series A Preferred be converted into shares of common stock unless

•	the Company’s stockholders approve the issuance of all shares of common stock issuable upon conversion of the Series A Preferred at a meeting duly called for such purpose; or

•	the Company obtains permission from NASDAQ to allow such issuance without any limitation on the number of shares of common stock issuable upon conversion of the shares of Series A Preferred.

      Immediately upon the satisfaction of any of the conditions listed above, all outstanding shares of Series A Preferred will be converted automatically into the number of shares of common stock into which the shares of Series A Preferred are then convertible as of the date of the satisfaction of such condition. The Company agreed with the holders of Series A Preferred that without the consent of a majority in interest of the holders of Series A Preferred, it will not hold a special meeting of stockholders or otherwise seek stockholder approval that would result in mandatory conversion of the Series A Preferred.

      The shares of Series A Preferred have the right to that number of votes that is equal to the number of shares of common stock issuable upon any permitted conversion of the Series A Preferred, and vote together

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the common stock as if a single class. The holders of Series A Preferred, however, will not be entitled to vote such shares on any matter submitted to the holders of common stock seeking the approval of the issuance of all shares of common stock issuable upon conversion of the shares of Series A Preferred.

      The Series A Preferred dividend coupon may increase to 10% if the Company’s rights offering registration statement is not declared effective by the Securities and Exchange Commission by June 30, 2003.

      In addition to the conversion rights detailed above the accompanying terms and conditions under which the Series A Preferred was issued carries rights to (i) preferential redemption payments in the event of any liquidation, dissolution, or winding up of the Company and (ii) a number of restrictions and limitations on corporate action and amendments to the Company’s charter.

      In the event that the Series A Preferred is not converted into common stock of the Company the Series A Preferred is redeemable at a rate of $1.00 per share upon the request of holders of at least a majority of the outstanding shares of the Series A Preferred, which request may be made by such holders at any time after June 18, 2004.

Note 17.     Stock Based Compensation

Stock Option Plans

      The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized during 2002, 2001 and 2000.

      The Company’s 1998 Employee Stock Option Plan authorized the grant of options to employees including members of the Company’s Board of Directors who are employees of the Company for up to 1,454,545 shares of the Company’s common stock. Options granted under the plan are fully vested after four years and all options granted have a ten-year contractual life. This plan was terminated in July 1999 and no additional options can be granted under this plan. Of the 1,419,727 options granted under this plan, net of cancellations, 247,608 remain outstanding and the Company has reserved an equivalent amount of shares of common stock for these outstanding options.

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

      In July 1999, the Company established the 1999 Incentive Compensation Plan (the “1999 Plan”), subsequently amended and restated in May 2000, which provides for the issuance of stock options, stock appreciation rights, restricted stock, deferred stock, other stock related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Pursuant to the terms of the 1999 Plan, the Company reserved 2,500,000 shares for issuance. During 2000, an additional 1,000,000 shares of common stock were reserved for issuance under the plan. Under the 1999 Plan, the total number of shares of common stock that may be subject to the granting of Awards at any time during the term of the 1999 Plan shall equal 3,500,000 shares, plus the number of shares with respect to which Awards previously granted under the 1999 Plan that terminate without being exercised, and the number of shares of

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock that are surrendered in the payment of any Awards or any tax withholding requirements. In addition, the number of shares of common stock reserved and available under the 1999 Plan automatically increase on the first day of each calendar year by an amount equal to three percent of the total number of common stock outstanding on the last trading day of the immediately preceding calendar year. Accordingly, in January 2002, an additional 532,195 shares of common stock were reserved for issuance under the plan. As of December 31, 2002, net of cancellations, 2,411,272 options granted under the 1999 Plan were outstanding of which 1,127,335 were vested. No other form of Awards has been granted under the 1999 Plan.

      Through December 31, 2002, 880,613 options granted to employees and directors of SmartDisk with exercise prices ranging from $0.72 to $8.00 were immediately exercisable for cash or in part by cash (minimum par value for the shares purchased) and the balance by a five-year full recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. Of the 880,613 immediately exercisable options granted, 782,738 options have been exercised and 90,375 have been cancelled as of December 31, 2002. Of the 782,738 shares of common stock issued upon exercise, 4,950 remain nonvested and 93,789 have been repurchased and are included in treasury stock in the equity section of the balance sheet. The nonvested shares of common stock will vest in accordance with the provisions of the original option award.

      In September 2001, the Company announced a voluntary option exchange program for its employees. This tender offer related to an offer to all eligible individuals to exchange all outstanding options having an exercise price of $19.00 or greater for new options with an exercise price of $3.12. Options to purchase 497,750 shares of common stock were cancelled and 472,100 new options were granted. These new options vest on a quarterly basis over a three-year period starting on October 1, 2001 and are subject to variable accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Accordingly, the Company has and will continue to remeasure compensation cost for these replacement options until these options are exercised, cancelled, or forfeited without replacement. As of December 31, 2001, 434,976 of the replacement options were outstanding. The amount of stock-based compensation recorded will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock. At December 31, 2002 and 2001, the fair value of the Company’s common stock was $0.36 and $1.15, respectively. Accordingly, the Company did not record any compensation expense associated with the replacement options during the years ended December 31, 2002 and 2001, respectively.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the status and activity of the Company’s stock option plans:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at December 31, 1999	1,136,750	$7.19	44,794	$2.73
Options granted with exercise prices equal to fair market value	2,766,500	18.55
Options granted with exercise prices less than fair market value	443,248	1.28
Exercised	(160,438)	2.94
Canceled	(117,985)	31.08

Outstanding at December 31, 2000	4,068,075	$13.74	613,597	$4.12
Options granted with exercise prices equal to fair market value	1,529,600	3.19
Exercised	(211,460)	0.99
Canceled	(2,015,596)	20.52

Outstanding at December 31, 2001	3,370,619	$5.70	1,089,233	$8.34
Options granted with exercise prices equal to fair market value	1,431,500	1.56
Exercised	(12,102)	0.86
Canceled	(2,378,745)	5.00

Outstanding at December 31, 2002	2,411,272	$3.96	1,127,335	$5.31

      The 443,248 options granted during the year ended December 31, 2000 with exercise prices less than fair market value were the options exchanged as part of the VST acquisition; therefore, no compensation expense was recognized and the value of the options was included as part of the purchase consideration.

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Options	Life	Price	Exercisable	Price

$ 0.21 - $ 0.35	43,000	9.6 years	$0.22	—	$—
$ 0.36 - $ 0.71	4,000	9.9 years	0.41	—	—
$ 0.72 - $ 1.14	10,312	5.2 years	0.80	10,312	0.80
$ 1.15 - $ 1.77	893,933	9.1 years	1.44	158,893	1.51
$ 1.78 - $ 2.67	28,600	8.3 years	2.52	12,273	2.48
$ 2.68 - $ 4.13	472,875	8.4 years	3.12	282,314	3.16
$ 4.14 - $ 7.99	643,652	7.5 years	5.12	416,318	5.09
$ 8.00 - $12.99	281,900	6.4 years	8.15	221,081	8.26
$13.00 - $34.99	4,500	7.8 years	14.38	2,531	14.38
$35.00 - $47.25	28,500	7.1 years	35.09	23,613	35.07

	2,411,272	8.2 years	$3.96	1,127,335	$5.31

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      In July 1999, the Company established the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), for which 465,000 shares of the Company’s common stock have been reserved. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at certain plan-defined dates. For the years ended December 31, 2002, 2001 and 2000, the Company issued 12,244, 37,348 and 62,307 shares of common stock, respectively, under the Purchase Plan. At December 31, 2002, 337,690 shares of common stock were available for issuance under the Purchase Plan.

Pro Forma Information for Stock-Based Compensation

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. For the fair value disclosure below, compensation value is estimated for each option grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for option grants in 2002, 2001 and 2000: weighted average risk-free interest rate of 3.79%, 4.19% and 5.93% in 2002, 2001 and 2000, respectively; expected dividend yield of 0% for all years; volatility factor of the expected market price of the Company’s common stock of 1.517 for 2002, 1.298 for 2001 and 1.42 for 2000; and an expected life of the options of 3 years for all years. Shares issued under the Purchase Plan during 2002, 2001 and 2000 were valued using the following assumptions: weighted average risk-free interest rate of 3.29%, 4.41% and 6.50%, respectively, expected dividend yield of 0% and a life of six months for both years.

      The weighted average grant date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 with exercise prices equal to market value was $1.16, $1.70 and $14.89, respectively. There were no options granted during the years ended December 31, 2002 and 2001 with exercise prices less than market value and the options issued in 2000 at exercise prices less than market value were those exchanged as part of the VST acquisition. The weighted average grant date fair value of the shares issued under the Purchase Plan during 2002, 2001 and 2000 was $0.47, $2.08 and $10.88, respectively.

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

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The Company’s pro forma information for options granted, excluding those exchanged in the VST acquisition, is as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Net loss:
As reported	$(16,486)	$(74,604)	$(24,238)

Pro forma	$(19,757)	$(80,540)	$(32,102)

Basic and diluted loss per share:
As reported	$(0.93)	$(4.25)	$(1.44)

Pro forma	$(1.11)	$(4.59)	$(1.90)

      The effects of applying SFAS No. 123 on pro forma disclosures of net loss and loss per share for 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss and loss per share in future years because the number of shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Note 18.     Employee Benefit Plans

      The Company has one defined benefit contribution plan (the “SmartDisk Plan”). All U.S.-based employees may elect to participate in the SmartDisk Plan. Qualified employees may elect to make pre-tax contributions into the plan for up to 15% of their annual compensation, up to a maximum of $11,000 per year. The Company’s matching contributions are earned by the employee based on a straight line, five-year vesting schedule. The Company may make additional annual contributions to the plans at the discretion of the Board of Directors.

      During 2001 and 2000, the Company had two defined contribution plans, including the SmartDisk Plan. The other plan was assumed in 2000 upon the acquisition of VST (the “VST Plan”). The VST Plan was offered to employees of the Company’s wholly owned subsidiary, SmartDisk Personal Storage Systems Corporation. As a result of the closing of the Company’s Acton, Massachusetts operations, contributions into the VST Plan were discontinued as of October 1, 2001. The Company’s matching contributions were earned by the employees of SmartDisk Personal Storage Systems based on a straight line, three-year vesting schedule. The Company may make additional annual contributions to the plans at the discretion of the Board of Directors.

      For the years ended December 31, 2002, 2001 and 2000, the Company made matching contributions of approximately $0.05 million, $0.14 million and $0.13 million, respectively, to these plans.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.     Income Taxes

      The United States and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
United States	$(16,556)	$(83,701)	$(32,437)
Foreign	(977)	2,022	4,102

Total	$(17,533)	$(81,679)	$(28,335)

      The income tax benefit for 2002 and 2001 as presented in the statements of operations relates to the reduction of the deferred income tax liability associated with the identified intangible assets. The components of the income tax benefit are as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Current:
United States	$—	$(39)	$225
Foreign	306	(507)	(1,528)

Total current expense	306	(546)	(1,303)
Deferred:
United States	741	7,663	5,531
Foreign	—	(42)	(131)

Total deferred benefit	741	7,621	5,400

Income tax benefit	$1,047	$7,075	$4,097

      The Company made income tax payments of approximately $0.145 million, $0.087 million and $1.5 million during 2002, 2001 and 2000, respectively.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the Company’s deferred income taxes are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Current:
Accrued expenses	$414	$333
Bad debt and inventory reserves	764	743
Non-current:
Net operating loss carryforwards	7,930	4,460
Depreciation and amortization	1,429	31
Tax credits	2,844	3,436
Foreign deferred tax asset	—	50
Other	2,268	213

Deferred tax assets	15,649	9,266
Less: valuation allowance	(15,649)	(9,216)

Net deferred tax assets	—	50
Deferred tax liabilities:
Acquired intangibles	—	(791)

Net deferred taxes	$—	$(741)

      The reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is:

	Years Ended December 31,

	2002	2001	2000

Federal income tax benefit	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.54)	(1.21)	(1.93)
Foreign tax rate differential	2.19	(0.90)	(3.33)
Non-deductible items	5.78	0.38	0.06
Goodwill	0.17	20.52	11.27
Change in valuation allowance	23.33	3.39	9.94
Other	1.72	2.55	1.71

Total	(4.35)%	(9.27)%	(16.28)%

      SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation, allowance of approximately $15.649 million and $9.216 million at December 31, 2002 and 2001, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance amounted to approximately $6.433 million, $2.839 million and $2.960 million for the years ended December 31, 2002, 2001 and 2000, respectively.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 and 2001, the carryforwards for tax purposes as follows:

	December 31, 2002		December 31, 2001

	Amount	Expiration	Amount	Expiration

	(Amounts in thousands)
Jurisdiction
United States	$21,072	2018-2022	$11,852	2018-2021
United Kingdom	1,539	Unlimited	1,539	Unlimited

      At December 31, 2002 and 2001, the Company had United States tax credit carryforwards as follows:

	December 31, 2002		December 31, 2001

	Amount	Expiration	Amount	Expiration

	(Amounts in thousands)
Tax Credit
Foreign tax credit	$2,178	2004-2007	$2,608	2004-2006
Alternative minimum tax credit	1	Unlimited	64	Unlimited
R&D tax credit	665	2018-2002	764	2018-2021

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

Note 20.     Geographic Information

      Sales to foreign markets and to significant customers as a percentage of the Company’s total revenues were as follows:

	Years Ended
	December 31,

	2002	2001	2000

Foreign markets:
United States	75%	60%	57%
Asia and Pacific Rim	16	29	37
Europe	9	11	6

	Years Ended
	December 31,

	2002	2001	2000

Significant Customers:
Ingram Micro	16%	24%	18%
Apple	16	22	10
Sony	10	16	15
D&H Distributing	7	—	—
Best Buy	6	—	—
Olympus	4	4	6
FujiFilm	—	3	7

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the carrying amounts of the Company’s net assets by geographic area in which they are located:

	December 31,

	2002	2001

	(In thousands)
United States	$7,319	$18,748
Asia and Pacific Rim	(573)	2,570
Europe	2,480	3,796

Total	$9,226	$25,114

      The following is a summary of the Company’s long-lived assets by geographic area in which they are located:

	December 31,

	2002	2001

	(In thousands)
United States	$1,098	$6,934
Asia and Pacific Rim	140	216
Europe	6	235

Total	$1,244	$7,385

Note 21.     Related Party Transactions

      Material related party transactions that have been entered into by the Company that are not disclosed otherwise in these notes are summarized below.

      In the ordinary course of business, SmartDisk engages in transactions with certain of its shareholders. These transactions are comprised of sales of the Company’s finished goods and purchases of raw materials under usual trade terms and measured at their exchange amounts. In addition, the Company procures certain engineering services from a strategic investor. Transactions with related parties for the three years ended December 31, 2002 are as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Revenues	$41	$100	$596
Purchases	—	1,331	—
Services	195	236	338

      SmartDisk was incorporated in March 1997, and its predecessor, SmartDisk Security Corporation (“SDSC”) was incorporated in May 1993. SDSC was substantially wholly-owned by Addison Fischer (“Fischer”). From 1993 to 1995, SDSC exploited technology that it licensed under a manufacturing license agreement with Fischer International Systems Corporation (“FISC”), another company substantially wholly-owned by Fischer. The license agreement covered the manufacture and sale of solid-state diskettes relating to the fields of data security and validation and computer security and access control. The patents underlying the licensed technology were held by SmartDiskette GmbH (“SDG”), a German company that is wholly-owned by SmartDiskette Limited (“SDL”), an English company that was approximately 37% owned by Fischer until May 1996. SDG licensed these patents to SDL. SDL in turn entered into a manufacturing license agreement with FISC that FISC subsequently assigned to SDSC. In May 1996, Fischer increased his ownership of SDL to 87% and the accounts of SDL were adjusted as of that date to reflect a new basis under the purchase

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting. In May 1997, Fischer increased his ownership of SDL to 92%. In May 1998, Phoenix House Investments, LLC (“Phoenix House”), an investment company substantially owned by Fischer, acquired the remaining outstanding interests of SDL through the issuance of common stock valued at approximately $0.3 million. In May 1999, the stockholders of SDL exchanged all their shares of SDL for 515,500 shares of common stock of SmartDisk and SDL became a wholly owned subsidiary of SmartDisk. The merger was a combination of entities under common control and accounted for at historical cost. The individual financial statements of SmartDisk and SDL are combined in the accompanying financial statements from May 1996, the point in time SDL came under common control.

      Pursuant to operating agreements entered into in 1998, FISC provides operating assistance to the Company consisting of services, facilities and shared equipment. The Company’s share of expenses for these services is based on an internal analysis of the relative amount of time devoted to its business by employees of FISC as well as the overhead charges attributable to these employees. In the opinion of management, the allocations were reasonable and represent the Company’s cost of doing business. The Company recorded operating expenses related to these agreements for the years ended December 31, 2002, 2001 and 2000 of approximately $0.2 million, $0.2 million and $0.2 million, respectively.

      In 1998, the Company was granted a non-exclusive license agreement to certain patents relating to the interface with Toshiba’s SmartMedia cards. In April 1999, the license agreement was amended whereby Toshiba granted the Company a fully paid license at which time the Company stopped paying royalties. Prior to this, the Company paid a one-half of one percent royalty on the net sales price of the Company’s products that use the Toshiba license. In 1999, the Company paid royalty expenses pertaining to this license of approximately $0.026 million.

      Pursuant to a license and distribution agreement entered into in 1998 between FISC and the Company, FISC was granted the right to license and distribute certain of the Company’s products. For this right, FISC agreed to pay to the Company royalties of 33.3% of net revenue derived from those product sales. This agreement was discontinued in July 2000. Under this agreement, FISC paid royalties of approximately $0.47 million and $0.071 million during the years ended December 31, 1999 and 2000, respectively. During 2000, FISC represented SmartDisk in a transaction to license the Company’s SafeBoot product. The Company incurred expenses of approximately $0.29 million for FISC’s services in connection with this transaction.

      During February 1999, the Company loaned $0.06 million to one of its officers. The loan was made pursuant to a Promissory Note, bears interest at 4.71%, and is repayable in four annual installments of principal and interest. As of December 31, 2000, the balance outstanding on this loan was $0.045 million. This loan was repaid in full during 2001.

      The Company has, in conjunction with the 1998 Employee Stock Option Plan, made loans to several of its employees to allow for the immediate exercise of stock option grants. Each loan was made pursuant to a full recourse Promissory Note, is secured by a pledge of the shares of stock, which the employee has acquired, bears interest at approximately 5.5%, which is payable quarterly, and is required to be paid in full within five years of the date of issuance. As of December 31, 2002 and 2001, the principal amount due under these loans was approximately $0.305 million and $0.299 million, respectively.

      In connection with a loan to one of its employees the Company, on April 3, 2002, amended the loan to modify the rate of interest to 2.88% from 5.47% to extend the principal balance due date an additional two years to March 3, 2005, to make interest payable annually instead of quarterly and to allow the employee to defer, at their discretion, the payment of interest until the due date of principal. The principal balance is due on the earlier of March 3, 2005 or the end of the employee’s employment with the Company or an affiliate of the Company. The outstanding principal balance of the loan as of December 31, 2002 was $0.277 million.

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002 and 2001, the principal amount due under these loans was approximately $0.305 million and $0.299 million, respectively.

      In January 2000, a director of SmartDisk exercised 6,000 stock options with an exercise price of $35.00 per option. The director executed a $0.21 million full recourse promissory note with the Company as payment for these shares. The Company repurchased these shares in November 2000 for $0.03 million and the remaining $0.18 million balance on the note was forgiven and recognized as compensation expense. The repurchased shares are included in treasury stock in the equity section of the balance sheet.

Note 22.	Research and Development Contract Revenues

      During 2000, SmartDisk entered into a research and development contract. This contract entitled SmartDisk to invoice and receive funds over the development period based upon the customer’s acceptance of certain deliverables. During 2001 and 2000, SmartDisk recognized as income approximately $0.1 million and $0.1 million, respectively, related to this development contract. Approximately $0.015 million and $0.025 million of contract costs related to this development contract were charged to expense during the years ended December 31, 2001 and 2000, respectively.

      As of December 31, 1999, SmartDisk had an ongoing research and development contract. This contract entitled SmartDisk to invoice and receive funds over the development period based upon the customer’s acceptance of certain deliverables. During 2000, SmartDisk recognized as income approximately $1.2 million related to this development contract. Approximately $0.5 million of contract costs related to this development contract was charged to expense during 2000.

Note 23.     Unaudited Quarterly Financial Results

      The table below sets forth selected unaudited financial data for each quarter of the most recent two years:

	Three Months Ended

	December 31	September 30	June 30	March 31

	(In thousands, except per share amounts)
2002
Revenues	$10,160	$10,359	$9,562	$11,144
Gross profit (loss)(1)	1,661	2,098	2,452	(2,475)
Net loss(2)	(742)	(672)	(1,536)	(13,536)
Loss per share(3)
Basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.76)
2001
Revenues	$14,901	$17,323	$20,675	$17,262
Gross profit	2,877	3,490	5,242	4,833
Net loss(4)(5)	(6,776)	(51,263)	(8,184)	(8,381)
Loss per share(3)
Basic and diluted	$(0.38)	$(2.91)	$(0.47)	$(0.48)

(1)	Gross profit (loss) in the first quarter of 2002 reflects approximately $4.8 million of inventory write-downs arising from the decrease in the demand for the Company’s personal storage products.

(2)	Net loss in the first quarter of 2002 reflects approximately $4.8 million of inventory writedowns arising from the decrease in the demand for the Company’s personal storage products, approximately $2.7 million, net of tax, of impairment charge to reduce the goodwill and other intangible assets recorded in

SMARTDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the VST and Impleo acquisitions and approximately $0.8 million in business restructuring charges.

(3)	Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ loss per share may not equal the full-year loss per share.

(4)	Net loss in the third quarter of 2001 reflects approximately $40.5 million, net of tax, of impairment charge to reduce the goodwill and other acquisition related intangible assets recorded in connection with the VST acquisition.

(5)	Net loss in the fourth quarter of 2001 reflects approximately $1.7 million, net of tax, of impairment charge to reduce the goodwill and other acquisition related intangible assets recorded in connection with the Impleo acquisition.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation(3.1)(1)
3.2	Amended and Restated Certificate of Designations of Series A Redeemable Convertible Preferred Stock of SmartDisk
3.3	Bylaws(3.2)(1)
4.1	Specimen Common Stock Certificate(11)
10.1	1998 Employee Stock Option Plan(10.1)(1)*
10.2	1998 Directors and Consultants Stock Option Plan(10.2)(1)*
10.3	1999 Incentive Compensation Plan(10.3)(5)*
10.4	1999 Employee Stock Option Plan(10.4)(1)*
10.5	Employment Agreement with Rod H. King(10.27)(6)
10.6	Employment Agreement with Quresh Sachee(10.6)(7)
10.7	Services Agreement dated October 12, 2001 between IM-Logistics, a division of Ingram, Inc. and SmartDisk(10.7)(7)
10.8	License Agreement dated May 26, 1998 between Toshiba Corporation and SmartDisk, as amended(10.8)(1)
10.9	Investors’ Rights Agreement dated May 22, 1998 among SmartDisk and each of the investors a party thereto(10.12)(1)
10.10	Amendment Number One to Investors’ Rights Agreement dated July 1999 among SmartDisk and each of the investors a party thereto(10.13)(3)
10.11	Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by Assignment(10.13)(1)
10.12	Lease Agreement dated October 4, 1993 between Arnold Industrial Park and SmartDisk, by Assignment(10.12)(7)
10.13	Development and License Agreement dated June 30, 1999 between SmartDisk and Sony Corporation(10.19)(8)
10.14	Development and License Agreement dated December l, 1999 between SmartDisk and Sony Corporation(10.16)(3)
10.15	Cooperative Development Agreement dated June 30, 1999 between SmartDisk and SanDisk Corporation(10.15)(1)
10.16	Form of Indemnification between the Registrant and each of its directors and executive officers(10.16)(1)
10.17	Joint Venture Agreement dated as of February 24, 1998 by and among Phoenix House Investments, L.L.C., Toshiba Corporation and SmartDisk(10.17)(1)
10.18	Amendment No. 2 to License Agreement dated April 1, 1999 between Toshiba Corporation and SmartDisk(10.20)(4)
10.19	Employment Agreement with Michael S. Battaglia(10.1)(9)
10.20	Employment Agreement with Peter J. Quinn(10.2)(9)
10.21	Series A Redeemable Convertible Preferred Stock Purchase Agreement dated December 9, 2002 among SmartDisk and the Investors named therein(10.21)(10)
10.22	First Amendment to Series A Redeemable Convertible Preferred Stock Purchase Agreement dated December 24, 2002 among SmartDisk and the Investors named therein(10.22)(10)
10.23	Registration Rights Agreement dated December 24, 2002 among SmartDisk and the Investors named therein(10.23)(10)
10.24	Lease Agreement dated December 17, 2002 between SmartDisk and Baader North American Corporation (Fort Myers Facility)(11)
10.25	Second Amendment to Series A Redeemable Convertible Preferred Stock Purchase Agreement dated February 21, 2003 among SmartDisk and the Investors named therein

Exhibit
Number	Description

21	Subsidiaries of SmartDisk
23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants
99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s registration statement on Form S-1 (Registration No. 333-82793).

(2)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Current Report on Form 8-K on March 21, 2000 (File No. 000-27257).

(3)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-27257).

(4)	Incorporated by reference to the exhibit in the preceding parentheses as filed with Amendment No. 1 to SmartDisk’s Annual Report on Form 10-K/ A for the year ended December 31, 1999 (File No. 000-27257).

(5)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-27257).

(6)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-27257).

(7)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27257).

(8)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-27257).

(9)	Incorporated by reference to the exhibit in the preceding parentheses as filed with SmartDisk’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-27257).

(10)	Incorporated by reference to the exhibit in the preceding parenthesis as filed with SmartDisk’s Current Report on Form 8-K dated December 24, 2002.

(11)	Incorporated by reference to the exhibit in the preceding parenthesis as filed with Amendment No. 1 to SmartDisk’s Registration Statement on Form S-1 (Reg. No. 333-99727).

*	Management Compensation Plan or Arrangement.

†	Certain information in these exhibits has been omitted pursuant to a request for confidential treatment filed with the SEC.